Form 10-Q
period 1994-06-30
FLIGHTSAFETY INTERNATIONAL INC
filed 1994-08-22
CIK 37481

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                              FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                          For the nine months ended

                              JUNE 30, 1994

                      Commission File Number:  1-6222


                     FLIGHTSAFETY INTERNATIONAL, INC.



            (Exact name of registrant as specified in charter)


                   New York                       11-1671001
     (State or other jurisdiction of          (I.R.S. employer
      incorporation or organization)          identification No.)

Marine Air Terminal, LaGuardia Airport
        Flushing, New York                          11371
(Address of principal executive offices)          (Zip Code)


Company's telephone number, including area code:   718-565-4100

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
 Title of each class                        on which registered

Common Stock (par value $.10 per share)    New York Stock
Exchange,
Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes       X             No



 As of July 31, 1994, the Company had 31,695,620 shares of its common stock outstanding.

                FLIGHTSAFETY INTERNATIONAL, INC.

                            INDEX



PART I - FINANCIAL INFORMATION                             Page

 Item 1 -  Financial Statements

    Consolidated Balance Sheets at
  June 30, 1994 and December 31, 1993                      3 - 4


    Consolidated Statements of Income,
  Six Months Ended June 30, 1994 and 1993                    5


    Consolidated Statements of Income,
  Three Months Ended June 30, 1994 and 1993                  6


    Consolidated Statements of Cash Flows,
  Six Months Ended June 30, 1994 and 1993                    7

    Notes to Consolidated Financial
  Statements as of June 30, 1994                           8 - 9


 Item 2 -  Management's Discussion
           and Analysis of Financial
           Condition and Results of
           Operations                                       10


PART II - OTHER INFORMATION

 Item 4 - Submission of Matters to a Vote
          of Security Holders                               11

 Item 6 - Exhibits and Reports on Form 8-K                  11


SIGNATURES                                                  12
 Page 2 of 12









                  FLIGHTSAFETY INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS
                               ASSETS
                             (UNAUDITED)

                                       June 30,      December 31,
                                         1994            1993
Current assets:

  Cash                             $   4,948,000    $ 2,100,000

  Short-term investments
   stated at cost which
   approximates market value         192,509,000    178,949,000

  Accounts receivable, less
    allowance for doubtful
    accounts of $1,474,000
    ($1,442,000)in 1993              52,737,000      48,963,000

  Inventory                          13,801,000      14,605,000

  Prepaid expenses and other
    current assets                    5,195,000       8,586,000

  Total current assets              269,190,000     253,203,000

Equipment and facilities, at cost   769,370,000     744,408,000

  Less - accumulated depreciation
    and amortization               (313,029,000)   (291,030,000)

                                    456,341,000     453,378,000

Intangible and other assets          45,177,000      47,353,000


   Total assets                    $770,708,000    $753,934,000










See accompanying notes to consolidated financial statements.



Page 3 of 12

 FLIGHTSAFETY INTERNATIONAL, INC.
 CONSOLIDATED BALANCE SHEETS
 LIABILITIES and SHAREHOLDERS' EQUITY
 (UNAUDITED)

                                       June 30,     December 31,
                                        1994            1993

Current liabilities:
  Current portion of long-term
    debt                           $  1,788,000   $   1,819,000

  Accounts payable and
    accrued expenses                 32,168,000      36,964,000

  Income taxes payable                3,570,000       5,299,000

  Unearned income for
   contract training                 38,429,000      30,996,000

  Total current liabilities          75,955,000      75,078,000

  Long-term debt                     40,173,000      41,572,000
  Deferred income taxes             105,054,000     103,515,000
  Other liabilities                   6,291,000       7,336,000

  Total liabilities                 227,473,000     227,501,000

Shareholders' equity:

 Common stock - par value $.10
 Authorized - 100,000,000  shares
 Issued and outstanding  -
 31,715,076 shares(32,007,558
 in 1993)                            3,172,000        3,201,000

 Capital in excess of par value     32,908,000       30,778,000

 Retained earnings                 508,936,000      494,161,000

                                   545,016,000      528,140,000
 Less - restricted
 stock compensation                 (1,781,000)      (1,707,000)

  Total shareholders' equity       543,235,000      526,433,000

      Total liabilities and
        shareholders' equity      $770,708,000     $753,934,000

See accompanying notes to consolidated financial statements.
 Page 4 of 12

FLIGHTSAFETY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                    Six  Months Ended June 30,

                                       1994              1993

Revenues:

 Training revenues               $132,076,000      $120,651,000
 Product sales                     15,179,000        31,768,000

                                  147,255,000       152,419,000

Costs and expenses:

   Salaries and wages              36,576,000        31,659,000
   Depreciation and amortization   22,974,000        21,853,000
   General and administrative      12,763,000        12,296,000
   Operating expenses              11,482,000        11,026,000
   Cost of product sales           13,192,000        24,345,000

                                   96,987,000       101,179,000

Income from operations             50,268,000        51,240,000

Other income (expense):

 Interest and other income          5,234,000         5,434,000
 Interest expense                  (1,201,000)       (1,517,000)

Income before income taxes         54,301,000        55,157,000
Income taxes                       19,563,000        19,414,000

Net income for the period       $  34,738,000     $  35,743,000

Net income per share            $        1.09     $        1.06


Average shares outstanding        31,877,554         33,747,509






See accompanying notes to consolidated financial statements.

FLIGHTSAFETY INTERNATIONAL, INC.
 CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)
                                    Three Months Ended June 30,
                                        1994            1993

Revenues:

 Training revenues                 $67,231,000      $63,025,000
 Product sales                       6,778,000       15,635,000

                                    74,009,000       78,660,000
Costs and expenses:
  Salaries and wages                17,793,000       16,108,000
  Depreciation and amortization     11,581,000       11,041,000
  General and administrative         5,868,000        6,241,000
  Operating expenses                 6,471,000        5,920,000
  Cost of product sales              5,800,000       12,472,000

                                    47,513,000       51,782,000

Income from operations              26,496,000       26,878,000

Other income (expense):
  Interest and other income          2,792,000        2,360,000
  Interest expense                    (511,000)        (672,000)

Income before income taxes          28,777,000       28,566,000

Income taxes                        10,238,000       10,061,000

Net income for the period          $18,539,000      $18,505,000


Net income per share               $       .58      $       .56

Average shares outstanding          31,759,226       33,238,913








See accompanying notes to consolidated financial statements.

 FLIGHTSAFETY INTERNATIONAL, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

                                    Six Months Ended June 30,
                                       1994              1993*
Increase (decrease) in cash
Cash flows from operating
   activities:
 Net income                        $34,738,000     $35,743,000
 Items in net income not
    using cash:
  Depreciation and amortization     22,974,000      21,853,000
  Provision for losses on
    accounts receivable                150,000         360,000
  Deferred income taxes              2,238,000         792,000
  Increase in cash surrender
    value of corporate-owned life
    insurance                         (758,000)       (696,000)
    Other, net                         383,000         405,000
Changes in working capital
   other than cash:

  Decrease (increase) in
    inventory                          804,000      (8,093,000)
  (Increase)in accounts
    receivable                      (3,924,000)    (20,021,000)
  Decrease in prepaid expenses
    and other current assets         3,391,000       3,936,000
  (Decrease) in accounts payable
    and accrued expenses            (4,796,000)     (3,197,000)
  (Decrease) in income taxes
    payable                         (1,729,000)     (1,474,000)
  Increase in unearned income        7,433,000       5,364,000
Net cash provided by
    operating activities            60,904,000      34,972,000

Cash flows from
   investing activities:

 Capital expenditures             (26,265,000)     (28,913,000)
 (Increase) decrease in
   short-term investments         (13,560,000)      88,612,000
 Other, net                           220,000        2,224,000
Net cash (used in) provided
  by investing activities         (39,605,000)      61,923,000

Cash flows from
   financing activities:

 Intangible assets arising
   from acquisition                                 (5,082,000)
 Repayment of short-term
   borrowings and long-term debt    (1,430,000)    (28,320,000)

 Repurchase of common stock        (13,655,000)    (61,616,000)
 Cash dividends                     (6,344,000)     (5,994,000)
 Exercise of stock options           2,137,000       1,808,000
 Other                                 841,000       2,638,000

Net cash used in
   financing activities            (18,451,000)    (96,566,000)

Net  increase  in cash               2,848,000         329,000

Cash at beginning of period          2,100,000       2,311,000

Cash at end of period              $ 4,948,000     $ 2,640,000

*Reclassified to conform to 1994 presentation.

                  FLIGHTSAFETY INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994
                           (UNAUDITED)

1) These financial statements, which should be read in conjunction with the financial statements included in FlightSafety International, Inc.'s Annual Report to Shareholders for 1993, are unaudited but include all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of the results for such interim period. Results for interim periods are not necessarily indicative of results for a full year.


2) Debt consists of:
                                     June 30,       December 31,
                                       1994            1993

 Industrial development
     obligations and other
     debt due 1994-2012           $41,961,000        $43,391,000
 Less - current portion,           (1,788,000)        (1,819,000)
                                  $40,173,000        $41,572,000

  The Company's industrial development obligations have variable rates between 1.8 and 3.6 percent.

  The interest capitalized on major equipment acquisitions for
the six months ended June 30, 1994 was   $694,000 ($895,000 in
1993).

3) The changes in the Company's shareholders' equity account balances in the current period were as follows:


                              Common    Capital in    Retained
                               Stock    Excess of     Earnings
                                         Par Value
Balance at
  December 31, 1993       $3,201,000   $30,778,000  $494,161,000

Net income for the
  period                                              34,738,000

Exercise of options
  pursuant to employee
  stock option plans          7,000     2,130,000

Repurchase of common
  stock                     (36,000)                 (13,619,000)
Dividends declared
  ($.20 per share)                                    (6,344,000)
Balance at June 30, 1994 $3,172,000   $32,908,000   $508,936,000

On February 19, 1993, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock. On December 3, 1993, the Board of Directors increased its authorization to 4,000,000 shares. As of June 30, 1994, 2,881,200 shares had been repurchased and subsequently retired. At its June meeting, the Company's Board of Directors declared a regular quarterly cash dividend of ten cents per share on its common stock. The dividend is payable August 4, 1994 to shareholders of record on July 14, 1994.










































 Page 9  of 12
 FLIGHTSAFETY INTERNATIONAL, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
 In the first six months of 1994, cash provided by operations was $60.9 million. Cash was principally used to purchase additional equipment and facilities ($26.3 million), repurchase shares of the Company's common stock ($13.7 million), purchase of short-term investments ($13.6 million) and payment of dividends
($6.3 million).   Capital expenditures, which are primarily
revenue generating assets such as simulators, are expected to exceed $50 million in 1994. The Company also expects to continue to purchase shares of its common stock. The Board of Directors increased the shares authorized for the stock repurchase program from 3,000,000 shares to 4,000,000 shares on December 3, 1993. The Company had repurchased and retired 2,881,200 shares as of
June 30, 1994.   The Company expects to fund its capital
expenditures and stock repurchase program from cash provided by operations, existing cash and short-term investments. Accounts receivable increased by $3.8 million, or eight percent, since December 31, 1993 primarily due to an increase in amounts billed in the first six months of 1994. Results of Operations Training revenues for the six months ended June 30, 1994 increased by $11.4 million or nine percent, and the 1994 second quarter training revenues increased by $4.2 million, or seven percent, compared to the same periods in 1993. Increased training revenues for the 1994 periods were primarily attributed to increases in business training (more aircraft delivered by the aircraft manufacturers), ab initio (primary) flight training and government training programs. Training revenues for the first half of 1994 include approximately $1.9 million related to an equivalent amount of retroactive salary and benefit increases from October 1, 1992 paid to employees in accordance with the United States Government Services Contract Act on one of the Company's contracts. Product sales, which consist of simulators and visual systems, decreased $16.6 million, or 52 percent and $8.9 million, or 57 percent, respectively, for the six and three month periods ended June 30, 1994 due to decreases in equipment being produced for unaffiliated customers by the Company's
Simulation Systems Division.   Total expenses for the six months
ended June 30, 1994 decreased by $4.2 million, or four percent. The decrease in expenses is due to a decrease in cost of product sales of $11.2 million due to a reduction in sales of new simulators. This decrease was offset by salaries and wages increasing $4.9 million principally due to retroactive salary increases from October 1, 1992 paid in accordance with the United States Government Services Contract Act on one of the Company's contracts, personnel added for the new KC-135 U. S. Air Force contract and for new and expanded facilities. Depreciation and amortization increased $1.1 million due to the installation of
simulators since the first six months of  1993.   Income taxes
for the six and three months ended June 30, 1994 increased slightly for both periods as compared to the 1993 periods.
Income taxes, as a percentage of pre-tax income for the six months ended June 30, 1994, increased to 36.0 percent in 1994 from 35.2 percent for the same period in 1993 and increased to
35.6 percent from 35.2 percent for the three month periods ended June 30, 1994 and 1993, respectively. The increases in the effective tax rate are primarily due to a one percent increase in the federal income tax rate in August 1993. For the second quarter of 1994, the increase in the effective tax rate was partially offset by additional tax advantaged income.
 Page 10 of 12













































PART II - OTHER INFORMATION





Item 4. Submission of Matters to a Vote of Security Holders.

 None.




Item 6. Exhibits and Reports on Form 8-K.

 None.



































 Page 11 of 12


 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       FLIGHTSAFETY INTERNATIONAL, INC.



Date:  August 12, 1994     s/ A.L. UELTSCHI
                 President


Date:  August 12, 1994     s/ KENNETH W. MOTSCHWILLER
           Vice President/Treasurer































 Page 12 of 12