Form 10-Q
period 1994-09-30
FLIGHTSAFETY INTERNATIONAL INC
filed 1994-11-07
CIK 37481

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
                      For the nine months ended

                          SEPTEMBER 30, 1994

                  Commission File Number:  1-6222


                  FLIGHTSAFETY INTERNATIONAL, INC.
         (Exact name of registrant as specified in charter)


         New York                                        11-1671001
 (State or other jurisdiction of          (I.R.S. employer identification No.)
 incorporation or organization)

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

                 Yes       X             No

         As of October 31, 1994, the Company had 31,428,866 shares of its common stock outstanding.

                    FLIGHTSAFETY INTERNATIONAL, INC.

                                INDEX

PART I - FINANCIAL INFORMATION                                      Page

      Item 1 -  Financial Statements

          Consolidated Balance Sheets
             at September  30, 1994
             and December 31, 1993                                 3 - 4

          Consolidated Statements of Income,
              Nine Months Ended September
              30, 1994 and 1993                                      5

          Consolidated Statements of Income,
               Three Months Ended September
               30, 1994 and 1993                                     6

         Consolidated Statements of Cash Flows,
               Nine Months Ended September
               30, 1994 and 1993                                     7

         Notes to Consolidated Financial Statements
               as of September 30, 1994                            8 - 9



     Item 2 -  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                          10 - 11



PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders   12

     Item 6 - Exhibits and Reports on Form 8-K                      12


SIGNATURES                                                          13
                               Page 2 of 13


                 FLIGHTSAFETY INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                             ASSETS
                           (UNAUDITED)



                                           September 30,       December 31,
                                               1994                1993
                                               ----                ----

Current assets:
     Cash                                 $   4,111,000      $   2,100,000
     Short-term investments stated at
        cost which approximates
        market value                        194,209,000        178,949,000
     Accounts receivable, less allowance
        for doubtful accounts of
        $1,567,000  ($1,442,000 in 1993)     49,838,000         48,963,000
     Inventory                               14,385,000         14,605,000
     Prepaid expenses and other
        current assets                        5,489,000          8,586,000
                                            -----------        -----------
     Total current assets                   268,032,000        253,203,000
                                            -----------        -----------

Equipment and facilities, at cost           788,021,000        744,408,000
     Less - accumulated depreciation
     and amortization                      (324,646,000)      (291,030,000)
                                            -----------        -----------
                                            463,375,000        453,378,000
                                            -----------        -----------

Intangible and other assets                  45,696,000         47,353,000
                                            -----------        -----------
     Total assets                          $777,103,000       $753,934,000
                                            ===========        ===========


See accompanying notes to consolidated financial statements.

                   FLIGHTSAFETY INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS
                 LIABILITIES and SHAREHOLDERS' EQUITY
                              (UNAUDITED)



                                           September 30,      December 31,
                                               1994              1993
                                               ----              ----

Current liabilities:
     Current portion of long-term debt $ 1,774,000 $ 1,819,000 Accounts payable and
        accrued expenses                     36,729,000        36,964,000
     Income taxes payable                     4,858,000         5,299,000
     Unearned income for
        contract training                    36,265,000        30,996,000
                                            -----------      ------------
          Total current liabilities          79,626,000        75,078,000

Long-term debt                               40,038,000        41,572,000
Deferred income taxes                       105,635,000       103,515,000
Other liabilities                             6,047,000         7,336,000
                                            -----------       -----------
          Total liabilities                 231,346,000       227,501,000


Shareholders' equity:

   Common stock - par value $.10
     Authorized - 100,000,000  shares
     Issued and outstanding  -
     31,447,866 shares (32,007,558
     in 1993)                                3,145,000         3,201,000
   Capital in excess of par value           32,923,000        30,778,000
   Retained earnings                       511,351,000       494,161,000
                                           -----------       -----------
                                           547,419,000       528,140,000

   Less - restricted stock compensation     (1,662,000)       (1,707,000)

   Total shareholders' equity              545,757,000       526,433,000
                                           -----------       -----------
   Total liabilities and
     shareholders' equity                 $777,103,000      $753,934,000
                                           ===========       ===========

See accompanying notes to consolidated financial statements.

                    FLIGHTSAFETY INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)



                                           Nine Months Ended September 30,
                                           -------------------------------
                                               1994             1993
                                               ----             ----

Revenues:
    Training revenues                      $196,073,000      $179,072,000
    Product sales                            21,668,000        41,200,000
                                            -----------       -----------
                                            217,741,000       220,272,000
                                            -----------       -----------
Costs and expenses:
    Salaries and wages                       54,079,000        48,010,000
    Depreciation and amortization            34,821,000        33,033,000
    General and administrative               19,238,000        17,920,000
    Operating expenses                       17,955,000        17,717,000
    Cost of product sales                    18,673,000        31,485,000
                                            -----------       -----------
                                            144,766,000       148,165,000
                                            -----------       -----------
Income from operations                       72,975,000        72,107,000
Other income (expense):
    Interest and other income                 8,278,000         8,134,000
    Interest expense                         (1,626,000)       (1,756,000)
                                            -----------       -----------
Income before income taxes                   79,627,000        78,485,000
Income taxes                                 28,653,000        31,707,000
                                            -----------       -----------

Net income for the period                   $50,974,000       $46,778,000
                                            ===========       ===========
Net income per share                       $       1.60     $        1.40
                                            ===========       ===========
Average shares outstanding                   31,796,596        33,495,676
                                            ===========       ===========



See accompanying notes to consolidated financial statements.

                     FLIGHTSAFETY INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   1994            1993
                                                   ----            ----

Revenues:
    Training revenues                       $63,997,000       $58,421,000
    Product sales                             6,489,000         9,432,000
                                            -----------      ------------
                                             70,486,000        67,853,000
                                            -----------      ------------
Costs and expenses:
    Salaries and wages                       17,503,000        16,351,000
    Depreciation and amortization            11,847,000        11,180,000
    General and administrative                6,475,000         5,624,000
    Operating expenses                        6,473,000         6,691,000
    Cost of product sales                     5,481,000         7,140,000
                                            -----------       -----------
                                             47,779,000        46,986,000
                                            -----------       -----------
Income from operations                       22,707,000        20,867,000
Other income (expense):
    Interest and other income                 3,044,000         2,700,000
    Interest expense                           (425,000)         (239,000)
                                            -----------       -----------
Income before income taxes                   25,326,000        23,328,000
Income taxes                                  9,090,000        12,293,000
                                            -----------       -----------
Net income for the period                   $16,236,000       $11,035,000
                                            ===========       ===========

Net income per share                       $        .51      $        .34
                                            ===========       ===========

Average shares outstanding                   31,594,709        32,647,943
                                            ===========       ===========





See accompanying notes to consolidated financial statements.

                   FLIGHTSAFETY INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                1994             1993*
                                                ----             ----
Increase (decrease) in cash
Cash flows from operating activities:
 Net income                                 $50,974,000       $46,778,000
 Items in net income not using cash:
  Depreciation and amortization              34,821,000        33,033,000
  Provision for losses on
    accounts receivable                         225,000           609,000
  Deferred income taxes                       3,171,000         4,619,000
  Increase in cash surrender value
    of corporate-owned life insurance        (1,237,000)       (1,048,000)
  Other, net                                    479,000           639,000

Changes in working capital other than cash:
  Decrease (increase) in inventory              220,000        (1,311,000)
  (Increase)  in accounts receivable         (1,100,000)      (13,305,000)
  Decrease (increase) in prepaid
    expenses and other current assets         3,097,000        (8,191,000)
  (Decrease) in accounts payable and
    accrued expenses                           (235,000)       (2,230,000)
  (Decrease) increase in income
    taxes payable                              (441,000)          761,000
  Increase in unearned income                 5,269,000         4,455,000
- -------------------------------------------------------------------------
Net cash provided by operating activities    95,243,000        64,809,000
- -------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                      (45,285,000)      (44,782,000)
  (Increase) decrease in
    short-term investments                  (15,260,000)      100,815,000
  Other, net                                   (309,000)          (21,000)
- -------------------------------------------------------------------------
Net cash (used in) provided
    by investing activities                 (60,854,000)       56,012,000
- -------------------------------------------------------------------------
Cash flows from financing activities:
  Intangible assets arising from
    acquisition                                               (5,082,000)
  Repayment of short-term borrowings
    and long-term debt                       (1,579,000)     (29,572,000)
  Repurchase of common stock                (23,725,000)     (82,264,000)
  Cash dividends                            (10,122,000)      (9,230,000)
  Exercise of stock options                   2,152,000        1,927,000
  Other, net                                    896,000        4,307,000
- ------------------------------------------------------------------------
Net cash used in financing activities       (32,378,000)    (119,914,000)
- ------------------------------------------------------------------------
Net increase in cash                          2,011,000          907,000
Cash at beginning of period                   2,100,000        2,311,000
- ------------------------------------------------------------------------
Cash at end of period                       $ 4,111,000      $ 3,218,000
========================================================================

*Reclassified to conform to 1994 presentation.

                     FLIGHTSAFETY INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1994

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

2)  Debt consists of:                      September 30,      December 31,
                                             1994                1993
    Industrial development obligations
      and other debt due 1994-2012          $41,812,000       $43,391,000
    Less - current portion                   (1,774,000)       (1,819,000)
                                            -----------       -----------
                                            $40,038,000       $41,572,000

    The Company's industrial development obligations have variable rates between 1.8 and 4.7 percent.

    The interest capitalized on major equipment acquisitions for the nine months ended September 30, 1994 was $1,038,000 ($1,235,000 in 1993).

3) The changes in the Company's shareholders' equity account balances in the current period were as follows:

                                                  Capital in
                                      Common       Excess of     Retained
                                       Stock       Par Value     Earnings
                                    ===========   ===========   ===========
Balance at December 31, 1993         $3,201,000   $30,778,000  $494,161,000

Net income for the period                                        50,974,000

Exercise of options pursuant to
   employee stock option plans            7,000     2,145,000

Repurchase of common stock              (63,000)                (23,662,000)

Dividends declared ($.32 per
   share)                                                       (10,122,000)
                                    -----------   -----------   -----------

Balance at September 30, 1994        $3,145,000   $32,923,000  $511,351,000
                                    ===========   ===========   ===========

     On February 19, 1993, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock. On December 3, 1993, the Board of Directors increased its authorization to 4,000,000 shares. As of September 30, 1994, 3,150,800 shares had been repurchased and subsequently retired. At its September meeting, the Company's Board of Directors declared a regular quarterly cash dividend of twelve cents per share on its common stock. The dividend is payable November 3, 1994 to shareholders of record on October 13, 1994.

                     FLIGHTSAFETY INTERNATIONAL, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Financial Condition
- -------------------

In the first nine months of 1994, cash provided by operations was $95.2 million. Cash was principally used to purchase additional equipment and facilities ($45.3 million), repurchase shares of the Company's common stock ($23.7 million), purchase of short-term investments ($15.3 million) and payment of dividends ($10.1 million).

Capital expenditures, which are primarily revenue generating assets such as simulators, are expected to exceed $55 million in 1994. The Company also expects to continue to purchase shares of its common stock. The Board of Directors increased the shares authorized for the stock repurchase program from 3,000,000 shares to 4,000,000 shares on December 3, 1993. The Company had repurchased and retired 3,150,800 shares as of September 30, 1994. The Company expects to fund its capital expenditures and stock repurchase program from cash provided by operations, existing cash and short-term investments.

Results of Operations
- ---------------------

Training revenues for the nine months ended September 30, 1994 increased by $17.0 million or nine percent,and the 1994 third quarter training revenues increased by $5.6 million, or ten percent, compared to the same periods in 1993. Increased training revenues for the 1994 periods were attributable to all areas of the Company's training programs. Training revenues for the nine months of 1994 include approximately $1.9 million related to an equivalent amount of retroactive salary and benefit expenses from October 1, 1992 paid to employees in accordance with the United States Government Services Contract Act on one of the Company's contracts.

Product sales, which consist of simulators and visual systems, decreased
$19.5 million, or 47 percent, and $2.9 million, or 31 percent, respectively, for the nine and three month periods ended September 30, 1994 due to decreases in equipment being produced for unaffiliated customers by the Company's Simulation Systems Division.

Total expenses for the nine months ended September 30, 1994 decreased by $3.4 million, or two percent. The decrease in expenses is due to a decrease in cost of product sales of $12.8 million due to a reduction in sales of new simulators. This decrease was offset by increases in salaries and wages ($6.1 million) principally due to retroactive salary increases from October 1, 1992 paid in accordance with the United States Government Services Contract Act on one of the Company's contracts, personnel added for the KC- 135 U.S. Air Force contract and for new and expanded facilities, depreciation and amortization ($1.8 million) due to the installation of new simulators, and general and administrative expenses ($1.3 million) primarily due to increased employee benefit costs.

Income taxes for the nine and three months ended September 30, 1994 decreased by $3.1 million, or 10 percent and $3.2 million, or 26 percent, respectively, as compared to 1993. Income taxes, as a percentage of pre-tax income for the nine months ended September 30, 1994, decreased to 36.0 percent from
40.4 percent for the same period in 1993 and decreased to 35.9 percent from 52.7 percent for the three month periods ended September 30, 1994 and 1993. The 1993 nine month and three month periods included income tax expense of $3.4 million for increased deferred income tax liabilities related to temporary differences that arose prior to 1993. Additionally, an increase in income tax expense was recorded in the 1993 third quarter of $0.6 million to retroactively adjust income tax expense for the first six months of 1993. The higher income tax expense for both the nine and three month periods of 1993 were due to an increase in the federal income tax rate to 35 percent from 34 percent in the third quarter of 1993.

                     PART II - OTHER INFORMATION
                     ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
        None.



Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
        None.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     FLIGHTSAFETY INTERNATIONAL, INC.



Date: November 7, 1994                           s/ A.L. UELTSCHI
                                                 President


Date: November 7, 1994                           s/ K.W. MOTSCHWILLER
                                                 Vice President/Treasurer