Form 10-Q/A
period 1994-09-30
FLIGHTSAFETY INTERNATIONAL INC
filed 1994-12-28
CIK 37481

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

                   FLIGHTSAFETY INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                1994             1993*
                                                ----             ----
Increase (decrease) in cash
Cash flows from operating activities:
 Net income                                 $50,974,000       $46,778,000
 Items in net income not using cash:
  Depreciation and amortization              34,821,000        33,033,000
  Provision for losses on
    accounts receivable                         225,000           609,000
  Deferred income taxes                       3,171,000         4,619,000
  Increase in cash surrender value
    of corporate-owned life insurance        (1,237,000)       (1,048,000)
  Other, net                                    479,000           639,000

Changes in working capital other than cash:
  Decrease (increase) in inventory              220,000        (1,311,000)
  (Increase)  in accounts receivable         (1,100,000)      (13,305,000)
  Decrease (increase) in prepaid
    expenses and other current assets         3,097,000        (8,191,000)
  (Decrease) in accounts payable and
    accrued expenses                           (235,000)       (2,230,000)
  (Decrease) increase in income
    taxes payable                              (441,000)          761,000
  Increase in unearned income                 5,269,000         4,455,000
- -------------------------------------------------------------------------
Net cash provided by operating activities    95,243,000        64,809,000
- -------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                      (45,285,000)      (44,782,000)
  (Increase) decrease in
    short-term investments                  (15,260,000)      100,815,000
  Other, net                                   (309,000)          (21,000)
- -------------------------------------------------------------------------
Net cash (used in) provided
    by investing activities                 (60,854,000)       56,012,000
- -------------------------------------------------------------------------
Cash flows from financing activities:
  Intangible assets arising from
    acquisition                                               (5,082,000)
  Repayment of short-term borrowings
    and long-term debt                       (1,579,000)     (29,572,000)
  Repurchase of common stock                (23,725,000)     (82,264,000)
  Cash dividends                            (10,122,000)      (9,230,000)
  Exercise of stock options                   2,152,000        1,927,000
  Other, net                                    896,000        4,307,000
- ------------------------------------------------------------------------
Net cash used in financing activities       (32,378,000)    (119,914,000)
- ------------------------------------------------------------------------
Net increase in cash                          2,011,000          907,000
Cash at beginning of period                   2,100,000        2,311,000
- ------------------------------------------------------------------------
Cash at end of period                       $ 4,111,000      $ 3,218,000
===================================================================== ===

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