Form 10-K
FLIGHTSAFETY INTERNATIONAL INC
filed 1995-03-27
CIK 37481

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               	FORM 10-K

               	Annual Report Pursuant to Section 13 or 15(d)
                  	of the Securities Exchange Act of 1934
                           	For the fiscal year
                        	ended December 31, 1994

                    	Commission file number:  1-6222

                  FLIGHTSAFETY INTERNATIONAL, INC.
	       (Exact name of registrant as specified in its charter)

           New York                                 	      11-1671001
(State or other jurisdiction of            	(I.R.S. employer identification no.)
incorporation or organization)

Marine Air Terminal, La Guardia Airport
Flushing, New York                 	   11371
(Address of principal executive offices)	(Zip Code)


Company's telephone number, including area code (718) 565-4100

Securities registered pursuant to Section 12(b) of the Act:

                                                		Name of each exchange
    	Title of each class                          	 on which registered

          Common Stock
   (par value $.10 per share)                 New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                     	Exhibit Index on page 26

	The aggregate market value of the voting stock held by non-affiliates of the Company, based on the closing price of such stock on the New York Stock Exchange on March 13, 1995, was $947,044,239.
	As of March 13, 1995, the Company had 31,325,878 shares of its Common Stock outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE

(1)	Certain information contained in the Company's Annual Report to
Shareholders for the Fiscal Year Ended December 31, 1994 is incorporated by reference in Part II of this Form 10-K.

(2)	Certain information contained in the Company's Proxy Statement dated March 24, 1995 relating to its Annual Meeting of Shareholders scheduled to be held on April 26, 1995 is incorporated by reference in Part III of this Form 10-K.

	PART I
ITEM 1.	BUSINESS
	FlightSafety International, Inc., a New York corporation (the "Company"), was organized in 1951. The Company is engaged in the business of providing high technology training to operators of aircraft and ships. The Company owns and operates the largest civil aviation simulator fleet in the world, consisting of more than 165 simulators and training devices.
	The Company operates primarily in one industry segment which is training. The Company is also engaged in the design, manufacture and sale of full-motion flight simulators and other training equipment through its Simulation Systems Division (the "Simulation Division") and visual displays and systems for flight simulators through its Visual Simulation Systems Division (the "Visual Division"). The Company's Instructional Systems Division (the "Instructional Division") develops classroom presentation systems, interactive computer-based software, courseware and manuals primarily for the Company's educational and training activities and is not considered an industry segment.
	Training revenues amounted to 90% of operating revenues in 1994, 82% in 1993 and 86% in 1992, while product sales by the Simulation
Division and Visual Division (for 1994 and 1993 only) to unaffiliated customers were 10% of operating revenues in 1994, 18% in 1993 and 14% in 1992. Sales of products to unaffiliated customers developed by the Instructional Division were not material for these periods and were included in the Company's training revenues. Further financial information regarding the Company's industry segments (including identifiable assets by segment) can be found in the Company's consolidated financial statements (and notes thereto) which are incorporated by reference in Part II of this Form 10-K.
	The Company's activities include (a) advanced pilot training in the operation of aircraft and air traffic control procedures, (b) air crew training for military and other governmental personnel, (c) aircraft maintenance technician training, (d) ab-initio (primary) pilot training to qualify individuals for private or commercial pilot licenses, (e) ship handling and related training through the Company's wholly-owned subsidiary, MarineSafety International, Inc. ("MarineSafety"), (f) the design and manufacture of full-motion flight simulators and other training equipment through the Company's Simulation Division, (g) the design and manufacture of visual displays and systems used for flight simulators through the Company's Visual Division and (h) the development of instructional methods and materials through its Instructional Division.

	Much of the Company's training is conducted on simulators, which incorporate advanced computer-based technology to replicate, with a high degree of accuracy, certain sights, sounds, movements and control responses in order to reproduce the total environment experienced by the
operator of a particular aircraft or ocean-going vessel.   Such simulators
are used in the Company's aviation  and marine training programs.
Through the Simulation Division, the Company manufactures training equip -ment, including flight simulators, and is complemented by the Visual Division which produces visual systems for flight simulators, both of which are primarily for use in the Company's training operations and for sale to unaffiliated parties.
	Advanced pilot training accounted for 65% of the Company's operating revenues in 1994 and 61% in 1993 and 1992; government crew training accounted for 18% of the Company's operating revenues in 1994, 16% in 1993 and 17% in 1992.
	The Company's training activities are conducted primarily in the United States. The Company also maintains two learning centers in Canada, one learning center in Paris, France and one learning and research center in Rotterdam, the Netherlands. Many foreign aircraft operators use the Company's U.S. learning centers to train their crews. Export product sales, consisting of simulators and visuals, were four percent of operating revenues in 1994, 12% in 1993 and 10% in 1992. Further information regarding the Company's export sales can be found in the Company's consolidated financial statements (and notes thereto) which are incorporated by reference in Part II of this Form 10-K.

1.	Advanced Pilot Training
	The Company's advanced pilot training consists of initial and recurrent courses in the operation and performance of various aircraft.
A majority of this training is provided to pilots employed by corporations and in general business aviation. Such training includes ground school instruction in air traffic control and international flight procedures, navigation, meteorology, crew resource management, Federal Aviation Administration ("FAA") regulations and aircraft performance and systems. Training is also conducted on full-motion simulators, which replicate the in-flight performance and characteristics of a particular aircraft, and on training devices, including cockpit systems simulators and cockpit procedures trainers, which familiarize the student with general flight procedures and cockpit instruments. In-flight instruction is normally provided in the customer's own aircraft, although the Company occasionally leases aircraft for this purpose. The Company uses its own aircraft when providing primary pilot training.
	The most significant aspect of the Company's advanced pilot training program is the training conducted on sophisticated simulators.
Such simulators recreate the pilot's total cockpit environment, including all flight instrumentation. The cockpit section of the simulator is connected to computers which reproduce the conditions and movements of actual flight for the trainee who sits at the controls within the cockpit. A large hydraulically powered platform, together with the instruments within the cockpit, is connected to complex digital computer systems which move the cockpit and adjust the instrument readings in response to either the actions of the trainee or those of the instructor at a separate control station. The instructor may program the computers to change flight conditions, aircraft performance and airport approaches as desired. Training in a simulator enables a pilot to practice and perfect procedures and techniques (including emergency maneuvers which would be hazardous to attempt in actual flight) in a controlled environment, eliminating the danger of using the aircraft itself and at a substantial cost reduction. In addition, Federal Aviation
Administration ("FAA") regulations related to certain sophisticated simulators (Level "C" and Level "D") have expanded the permissible use of such simulators in pilot evaluation and certification such that many certifications can be achieved without flying the actual aircraft.
	The Company maintains agreements with more than 20 aircraft manufacturers pursuant to which the manufacturer has designated the Company as its authorized training organization. Under these agreements, the Company provides initial training to crews of aircraft purchased from the manufacturer at a fixed fee per aircraft paid by the manufacturer.
Many of the Company's learning centers are located near a manufacturer's factory or service center which facilitates access to technical information provided during training. This decentralized system is also designed to locate learning centers near actual and potential customers.
	Advanced pilot training is offered to flight crews (pilots, co- pilots and engineers) in order to (i) instruct such crews in the operation of new or different types of aircraft thereby enabling them to obtain "type ratings", where applicable, on their pilots' licenses and
(ii) keep such crews proficient by providing recurrent training courses in the latest safety and flight procedures relating to such aircraft.
Pursuant to certain FAA regulations for pilot checking, testing and certification, no person may act as a pilot-in-command of an aircraft unless such person has accomplished a flight review within the preceding
24 months and, if the aircraft is type certificated for more than one required pilot, such person must have satisfactorily completed prescribed proficiency checks within the preceding 12 months. At the pilot's option, both the 12-month and 24-month proficiency checks can be accomplished in an FAA Level "C" or Level "D" approved simulator. In addition, depending on the type of operation, the flight crewmember may be required to complete periodic recurrent training. All of this recurrent training can also be accomplished in an FAA-approved Level "C" or Level "D" simulator.
	In addition to training provided pursuant to agreements with aircraft manufacturers, the Company provides training for type-ratings and recurrent training courses pursuant to agreements with the air crew member's employer. Under such agreements, the customer pays an annual course fee which provides for training to proficiency of up to two different types of aircraft and incorporates training in simulators. Alternatively, the customer may elect to pay for each course or training as taken rather than enter into such agreements.
	The Company also expanded its training of pilots employed by some domestic and foreign commercial air carriers (both regional and major carriers) with the addition of new concept air carriers and continues to provide access to its training equipment to pilots employed by other air carriers in which they provide their own instruction. FAA regulations require all pilots employed by domestic commercial carriers flying aircraft above a certain weight to pass examinations with respect to their proficiency in handling the type of aircraft which they fly and to undergo recurrent training every six months. While the majority of air carriers, particularly the major airlines, provide all training (including simulator-based training) necessary to enable their pilots to comply with FAA requirements, certain major airlines have used the Company's Airbus
A-310, Fokker 100, McDonnell Douglas ("MD") DC-9, MD-80 and MD-88/87 and Boeing 727, 737, 757 and 767-300ER simulators for this purpose. Foreign air carriers, while not subject to the same FAA regulations, also engage the Company to provide their pilots with initial training and recurrent courses in various types of aircraft. In addition, regional airlines utilize the Company's Piper Navajo, Fairchild Metro II, III, and
23 de Havilland Twin Otter, Dash 7 and Dash 8, Embraer 120, Saab-340, ATR 42/72, Beech 1900, Shorts 360 and BAe Jetstream 31/32 simulators to provide required training for their pilots. The Company owns and operates 26 major and 30 regional airline flight simulators for these purposes.
	In 1994, the Company completed construction of a new 45,000 square foot Learjet learning center in Tucson, Arizona which will have more than triples the capacity of the center it replaces. The Company also added three business and four regional airline simulator to its other learning centers.

2.	Government Pilot and Crew Training
	The Company provides training for pilots and other crew members operating aircraft for agencies of the United States government at substantially all of its learning centers. In addition, the Company has several learning centers, including its Dothan and Daleville learning centers, which are primarily dedicated to military training. The
Company's customers include the U.S. Air Force, Army, Navy, Marine Corps and Coast Guard, and pilots employed by the National Aeronautics and Space Administration, the FAA, the U.S. Customs Service, the Drug Enforcement Administration and various other government agencies.
	The Dothan, Alabama learning center is located near the United States Army Aviation Center at Fort Rucker. Hangars are located at this facility to house classroom and repair facilities for a fleet of fixed- wing aircraft which are used to train Army helicopter pilots to become fixed-wing pilots. The U. S. Army has renewed its existing contract that will total $31 million in revenue over a five-year period.
	The Company was also awarded a five-year contract for C-12C/D/F pilot training to be provided at its Daleville, Alabama learning center which houses five simulators for training military personnel on these versions of the King Air 200 business aircraft.
	FlightSafety Services Corporation, a subsidiary of the Company ("Services Corporation"), received a five-year, two-phase contract in support of the U.S. Joint Surveillance Target Attach Radar System (Joint STARS) which involves highly sophisticated aerial surveillance and communications systems intended to provide real-time information about ground personnel movements deep within hostile territory. Services Corporation also has two significant contracts, renewable annually at the government's option through 1999 and 2007, respectively, pursuant to which Services Corporation operates seven government-owned C-5A/B simulators and provides instructors and technicians at four U.S. Air Force bases for training of U.S. Air Force C-5A/B transport crews.
 	The other contract is for training of U.S. Air Force C-135 cargo aircraft pilots and flight engineers and for Air Force KC-135 aerial refueling aircraft flight crew training. The 19 simulators are used for training at 11 U.S. Air Force bases for aerial refueling and low-level flight training and permit many flight training maneuvers currently performed in the aircraft to be more economically accomplished in the simulator. In addition, the Company provides computer-based training at three U.S. Air Force Reserve bases.
	 The U.S. Air Force and the Navy awarded contracts to the Company in 1994 for the training of C-20H (Gulfstream) pilots and flight engineers. Additionally contracts were awarded in 1994 by NASA for pilot and technician training of Gulfstream, Learjet and King Air aircraft and by the FAA for various aircraft.
	As noted earlier, 18% of the Company's 1994 operating revenues (16% in 1993 and 17% in 1992) were attributed to U.S. Government pilot and crew training. In general, contracts with agencies of the U.S. Government are subject to renewal, renegotiation and termination at the election of the U.S. Government.

3.	Maintenance Technician Training
	The Company provides maintenance training to aircraft technicians for a wide range of aircraft at most of its learning centers and at customer locations around the world. In addition, the Company maintains four learning centers dedicated to maintenance technician training. Two of these centers are located in Wichita, Kansas and provide training for Beech and Cessna aircraft technicians; a third center is located in Savannah, Georgia and provides training for Gulfstream aircraft technicians; and a fourth center is located in Little Rock, Arkansas and provides Falcon Jet technician training. In addition, the Company continues to add additional maintenance courses and programs at its other learning centers. The Company now offers more than 150 maintenance training courses. Maintenance technicians can choose from a type-specific core curriculum, supplemented by additional courses, including troubleshooting training programs that use computer graphics to provide high fidelity training environments for technicians to practice and enhance troubleshooting skills using manufacturer's data rather than the actual equipment.

4.	Primary Pilot Training
	The Company provides primary pilot training necessary to enable qualified individuals to obtain private, commercial or airline transport licenses with single-engine, multi-engine and instrument fixed-wing and rotary-wing ratings. Such training is conducted in the classroom, in electronic trainers and in aircraft owned by the Company, but does not involve the use of sophisticated simulators. The Company currently conducts most of its primary training operations, except helicopter training, at the FlightSafety Academy in Vero Beach, Florida. The FlightSafety Academy currently provides training programs for several international and domestic airlines, including Olympic Airways, Swissair, Asiana Airlines, Air China, Royal Air Maroc, Chicago Express and other airlines. The Company maintains facilities at Vero Beach, Florida for fueling, maintenance and storage of its own light fixed-wing aircraft as well as dormitories for its students. The Company has developed the FlightSafety Academy into a training facility where only students planning a career in professional flying are enrolled providing an environment where airline-sponsored "ab-initio" (primary) and self-funded students are given instruction devoted solely to preparing them for a career in flying.
	The Company has two other primary learning centers at Lakeland, Florida and Alliance Airport in Fort Worth, Texas. The Lakeland learning center provides full-service flight training for fixed-wing student pilots and the Fort Worth Learning center provides full-service training for rotary and fixed-wing student pilots. The helicopter training complements training services provided at the Company's nearby simulator-equipped Bell Helicopter Learning Center.

5.	Maritime Training and Research
	Through MarineSafety, the Company provides training to crews of large ocean-
going vessels owned by business concerns, as well as the
United States Navy, Coast Guard and Merchant Marine Academy.  Simulation
research studies are also performed by MarineSafety, including studies to assist in determining channel dredging requirements and waterway and port improvements.
	In 1987, the U.S. Department of Transportation ( the "DOT")
assigned the management and operations of its Computer Aided Operations
Research Facility (CAORF) at Kings Point, New York to MarineSafety.
A full-mission ship simulator at Kings Point simulates the control bridge of large ocean going vessels and, through advanced engineering techniques, simulates the actual operating conditions experienced by the crews of such vessels.  The shiphandling training simulator thus provides training in a controlled environment without the potential hazard and expense of using an actual ship.  At Kings Point, MarineSafety also operates two restricted visibility bridge simulators, devoted exclusively to training deck officers in vessel maneuvers and navigation, which use automated collision avoidance systems during conditions of restricted visibility.
	In 1994 MarineSafety entered into an agreement with the California
Maritime Academy to provide two simulators at the Academy's installation in Valejo, California.  Operation of the simulators is scheduled to begin in April 1995 and the simulators will be available to MarineSafety for training of its customers.  MarineSafety also provides ship-handling simulator training for the U.S. Navy at MarineSafety's facilities in
Newport, Rhode Island and San Diego, California.  The Newport facility houses four ship-handling simulators that are used to train approximately
800 Naval officers each year, many from the Navy's nearby Surface
Warfare Officers' School, in handling combat or support ships under many operating and environmental conditions.  The U.S. Navy may renew this contract each year through 1996.
	The San Diego facility provides training to U.S. Navy deck officers for approximately 50 surface ships operated by the U.S. Navy.  The contract is renewable annually at the U.S. Navy's option through 1998.
The center has a full-mission bridge simulator and a bridge wing simulator, and is used to perform commercial training when not in use by the Navy.
	In 1994, MarineSafety International Rotterdam, B.V. in Rotterdam,
the Netherlands, began operations in a new maritime research and training center that houses six simulators for the training of ship's officers, harbor pilots, cadets and vessel traffic controllers and conducts maritime research projects.  North Sea Ferries has signed an agreement to train its
Masters and chief officers at the Rotterdam facility.  A contract was also signed to train captains and crews of the new 900-ft. high-speed container ships.  MarineSafety is the majority shareholder of MarineSafety
International Rotterdam B.V.

6.	Manufacture of Training Equipment
	The Simulation Division manufactures flight simulators and other advanced training devices, including cockpit systems simulators and cockpit procedures trainers, for installation at the Company's learning centers and for sale by the Company to unaffiliated parties. The Simulation Division delivered eight simulators in 1994. Seven simulators were installed at the Company's learning centers and one simulator was shipped to the U.S. Government. The Simulation Division also delivered five OH-58D Helicopter Cockpit Procedure Trainers to Fort Rucker, Alabama for U.S. Army combat training. The Simulation Division also provides maintenance support for the Company's simulators and other training equipment.
	In 1995, the Simulation Division plans to deliver nine flight simulators, of which seven are for Company use, one for the U.S. Government and one for an overseas customer. Five helicopter training devices for the U.S. Army are also currently being manufactured. The Company requires cash deposits, progress payments and/or letters of credit for the simulators which the Simulation Division manufactures for export in order to ensure that it receives timely collection of the related account receivable.
	The Company's Visual Simulation Systems Division designs, develops and manufactures, under the trade name VITAL, computer-generated visual systems and display equipment that are installed on flight simulators. Approximately 360 VITAL visual systems have been delivered to customers around the world. The new generation VITAL VIII ChromaView visual system creates more realistic scenes through a photo-imagery-based technology. Three Vital VIII visual systems were shipped in 1994 to an overseas customer.

7.	Design and Development of Training Systems
	The Instructional Division provides the initial analysis of system training and performance requirements and designs and develops classroom presentation systems, courseware, interactive computer-based software and manuals primarily for use in the Company's educational and training activities. The Instructional Division also produces training manuals and other instructional materials for the U.S. military and the FAA. Many of the Instructional Division's training systems use high technology applications and task performance requirements.

8.	Competition
	The Company faces competition in each of its training services. There are numerous training organizations located throughout the United States which provide primary flight training to the public. In the area of advanced pilot training, the customers served by the Company are also served by the larger airlines (which often train their own pilots and provide training to pilots of other airlines), by government agencies
(which often train their own flight personnel) and by other commercial training organizations. The Company also faces competition from numerous training organizations that do not use simulators in their training programs. In addition, there are many organizations that provide training and may operate simulators for aircraft for which the Company also provides simulator-based flight training. The Company is also aware of a number of domestic and foreign-based organizations and corporations which provide shiphandling training.
	The Company competes principally by attempting to provide the best, most accessible and reasonably priced training service available. The Company is continually improving the quality of its services for business and commercial aviation and developing new and innovative products for its customers. In 1994, seven new simulators were added to the Company's fleet. The products manufactured by the Simulation Division and Visual Division are at the leading edge of aircraft simulation, employing such features as digital control loading and weather radar; digitized sound and automated voice systems; automatic testing features and advanced hydrostatic motion systems and touch-screen instructor stations. The Company also attempts to conveniently locate its training facilities near existing and potential customers.
	In addition, the Company has designed new programs to support a renewed emphasis on total quality in all areas of training development and delivery. All of the Company's instructors participate in programs designed to maintain and upgrade their teaching skills on a continuing basis. Other programs have been designed to better meet the specific requirements of individual customers and to deliver a broader range of services and support.
	The Company believes that the growing complexity and operating cost of the new generation of aircraft make training with simulators highly desirable. Moreover, the substantial capital costs and long lead time involved in obtaining appropriate simulators suggest that certain commercial airlines might prefer to use flight training programs utilizing simulators offered by independent contractors rather than maintain and operate the training equipment themselves. There can be no assurance, however, that these commercial airlines will continue to use training programs offered by independent contractors such as the Company.
	The sale of products, including simulators and visual systems, is a competitive industry both domestically and internationally. There are several manufacturing companies worldwide that have the same ability as the Company to design and manufacture a complete flight simulator, including a visual system. There are also a number of companies that can manufacture either a simulator or a visual system, but do not have the capability to do both.
	The Company competes in the sale of products primarily by offering training devices and visual systems that are reasonably priced, easily maintained and delivered on a timely basis. The 1993 acquisition of the Visual Division enhanced the Company's ability to manufacture and sell a complete simulator or total training system.

9.	Number of Persons Employed
	As of December 31, 1994, the Company and its subsidiaries had 2,246 full-time employees. Of these, 858 were instructors in ground school, simulator or in-flight training, 848 were administrative, clerical and maintenance personnel, 392 were employees of the Simulation Division, 88 were employees of the Visual Division and 60 were employees of the Instructional Division.

10.	Executive Officers
	Each executive officer of the Company serves at the pleasure of the Company's Board of Directors and, subject to removal, holds office until the regular meeting of the Board of Directors which follows the annual meeting of shareholders and until his successor has been appointed and qualified. The following table sets forth certain information with respect to the executive officers of the Company.
				Years
				Position
	Name	Age	Position with Company	  Held

Albert L. Ueltschi	77	President and Chairman of the
Board	44 years

Bruce N. Whitman	61	Executive Vice  President and
Director	33 years

Elmer G. Gleske	64	Vice President - Government
Affairs	18 years

Dennis Gulasy(1)	52	Vice President - Simulation
Systems	 3 years

Kenneth W. Motschwiller(2)	38	Vice President - Treasurer	4
years

James S. Waugh	47	Vice President - Marketing	15
years

Mario D'Angelo(3)	42	Controller	4 years
	______________________

(1)	Mr. Gulasy was elected Vice President-Simulation Systems of the
Company in September 1992.  Mr. Gulasy has also been General
Manager of the Company's Simulation Division since 1985. Prior thereto, Mr. Gulasy held various positions with the Company.

(2)	Prior to becoming Vice President-Treasurer, Mr. Motschwiller was
Controller of the Company from December 1983 until July 1991.

(3)	Prior to becoming Controller, Mr. D'Angelo was Assistant
Controller of the Company from September 1988 until July 1991.
Prior thereto, Mr. D'Angelo held various positions with the Company.

ITEM 2.	PROPERTIES
	The Company's corporate offices are located at the Marine Air Terminal, La Guardia Airport, Flushing, New York 11371. In addition, there are four flight simulators, and related training facilities, located at the La Guardia Airport facility. Including this facility, the Company currently operates 32 advanced and maintenance technician learning centers and two primary learning centers in various cities throughout the United States, one advanced learning center in France, two advanced learning centers in Canada and one marine training and research center in the Netherlands. FlightSafety Services Corporation provides training at U.S. Air Force bases in facilities furnished by the U.S. government and maintains its administrative office in Littleton, Colorado. The Simulation Division maintains its offices and plant in Broken Arrow, Oklahoma. The Visual Division maintains its offices and plant in St. Louis, Missouri. The Instructional Division maintains its general offices in Hurst, Texas.
	In the aggregate, the Company occupies approximately 1,233,000 square feet of building space which is devoted to office and administrative purposes, classrooms, repair service, maintenance facilities, the housing of simulators and aircraft, the design and manufacturing of simulators, visual displays and systems and other training equipment, the development of classroom presentation systems, manuals, interactive computer-based programs and the design and production of instructional systems. Approximately 93% of the facilities owned or leased by the Company are presently utilized for these purposes. The remaining space is being put to various temporary uses and is potentially available for expansion of the Company's operations. The Company considers its facilities well maintained, in good operating condition, adequately insured and satisfactory for their various uses.

	The following table sets forth more detailed information related to the facilities of the Company:

	Approximate	Lease
Location	Square Feet	Expiration Date	 Principal Activities
La Guardia Airport	36,000	2000	Corporate
offices and advanced
Flushing, New York			pilot learning
center

4619 Le Bourget Drive	25,700	(1)	Advanced
learning center
Berkeley, Missouri

Wiley Post Airport	10,100	1996(2)	Advanced
learning center
7310 N.W. 50th Street
Bethany, Oklahoma

1804 Hyannis Court	27,300	1997(3)	Advanced
learning center
College Park, Georgia

24 Industrial Boulevard	16,500	(4)	Advanced
learning center
Daleville, Alabama

Dothan/Houston County Airport 	30,300	2001(5)	Advanced
learning center
600 FlightSafety Drive
Dothan, Alabama

1600 Dolwick Drive	7,700	1997(6)	Advanced
learning center
Erlanger, Kentucky

2250 Alliance Blvd.	10,700	1995(7)	Primary
learning center
Fort Worth, Texas

9601 Trinity Boulevard	16,500	2004(8)	Advanced
learning center
Fort Worth, Texas

8900 Trinity Boulevard	23,000	(9)	Offices of the
Instructional
Hurst, Texas			Division

Lakeland Airport	17,700	2009(10)	Advanced
and primary learning
2949 Medulla Road			center
Lakeland, Florida

Lambert-St. Louis	12,100	1996(11)	Advanced
learning center
  International Airport
6185 Aviation Drive
St. Louis, Missouri

Le Bourget Airport	36,900	2001(12)	Advanced
learning center
BP25 Zone d'Aviation d'Affaires
Building 404
Aeroport Le Bourget, France

Adams Field	725	1995(13)	 Maintenance learning center
Little Rock, Arkansas

4900 E. Conant Street	11,700	1995(14)	Advanced
learning center
Long Beach, California

Long Beach Municipal Airport	27,100	1997(15)	Advanced
learning center
4330 Donald Douglas Drive
Long Beach, California

4800 NW 36th Street	62,000	1998(16)	Advanced
learning center
Miami, Florida

Dorval International Airport	19,100	1999(17)	Advanced
learning center
9555 Ryan Avenue
Dorval, Montreal
Quebec, Canada

Salt Lake City	23,600	2016(18)	Advanced
learning center
  International Airport
201 N. 2200 W.
Salt Lake City, Utah

San Antonio International Airport	18,000	2000(19)	Advanced
learning center
9027 Airport Boulevard
San Antonio, Texas

1505 South 192nd Street	68,600	(20)	Advanced
learning center
Seattle, Washington

Teterboro Airport	25,400	(21)	Advanced
learning center
100 Moonachie Avenue
Moonachie, New Jersey

Toledo Express Airport	16,500	2000(22)	Advanced
learning center
11600 West Airport Road
Swanton, Ohio

95 Garratt Boulevard	18,000	2005(23)	Advanced
learning center
Downsview, Toronto
Ontario, Canada

Travis Field 	43,900	2004(24)	Advanced
and maintenance
Savannah, Georgia			learning centers

Tucson International Airport	45,000	2006(25)	Advanced
learning center
1071 E. Aero Park Blvd.
Tucson, Arizona

Vero Beach Municipal Airport	50,900	2006(26)	Primary
learning center
2805 Airport Drive
Vero Beach, Florida

Palm Beach International Airport	38,000	2004(27)	Advanced
learning center
3887 Southern Boulevard
West Palm Beach, Florida

Wichita Mid-Continent Airport	18,000	2006(28)	Advanced
learning center
2 Learjet Way
Wichita, Kansas

Wichita Mid-Continent Airport	25,700	2006(29)	Advanced
learning center
1951 Airport Road
Wichita, Kansas

Wichita Mid-Continent Airport	30,300	2006(30)	Advanced
learning center
1851 Airport Road
Wichita, Kansas

9720 East Central Avenue	63,000	2015(31)	Advanced
learning center
Wichita, Kansas

9525 East Central Avenue	17,900	(32)	Maintenance
learning center
Wichita, Kansas

1962 Midfield Road 	17,000	2020(33)	 Maintenance learning center
Wichita, Kansas

William B. Hobby Airport	36,600	(34)	Advanced
learning center
7525 Fauna Street
Houston, Texas

New Castle County Airport	39,500	2010(35)	Advanced
learning center
155 N. duPont Highway
New Castle, Delaware

2700 North Hemlock Circle	101,200	(36)	Offices and
plant of the
Broken Arrow, Oklahoma			Simulation
Division,
			manufacturing
facility
			for training
equipment

5695 Campus Parkway	30,000	(37)	Offices and
plant of the
St. Louis, Missouri                                    		Visual Division,
manufacturing 			facility for
visual systems

7700 East 38th Street	25,000	(38)	Former
manufacturing facilities
Tulsa, Oklahoma			now used for
Company 			storage

U.S. Merchant Marine Academy	22,000	(39)	MarineSafety
Computer Aided Operations			Research and
marine
  Research Facility			learning center
Steamboat Road
Kings Point, New York

344 Aquidneck Avenue	17,400	(40)	MarineSafety
Middletown, Rhode Island			Marine learning
center

32nd Street Naval Station	4,800	(41)	MarineSafety
Building 3149			Marine learning
center
San Diego, California

Wilhelminakade 701	34,000	(42)	MarineSafety
3OO7 GG Rotterdam			Research and
Netherlands			Marine learning
center

10184 West Bellview Avenue 	11,700	1997	Services
Corporation
Littleton, Colorado			Administrative
offices
	 _________________________

(1)	This building was constructed by the Company on land owned by the
Company and currently houses McDonnell Douglas MD-80 and DC-9 simulators, Boeing 727 simulators, Metro II and III simulators, a Jetstream 31/32 simulator and a SAAB-340 simulator.
(2)	This building was constructed by the Company on land leased from the Oklahoma County Industrial Authority to house the Company's
Commander aircraft learning center.
(3)	The Company leases space to house its JetStar, King Air and
Embraer 120 simulators.
(4)	This building, constructed on land owned by the Company, houses
C-12 and U-21 simulators.
(5)	The Company constructed hangars on land leased from the
Dothan/Houston County Airport Authority.  A fleet of fixed-wing aircraft is maintained at this facility.
(6)	The Company leases space to house its Boeing 727-200 and Embraer
120 simulators.
(7)	The Company leases space to house fixed-wing and rotary-wing aircraft and provides primary flight training.
(8)	This building was constructed by the Company on land leased from
Bell Helicopter Textron to house the Company's Bell Helicopter learning center.
(9)	This building was purchased to house the offices of the Company's
Instructional Systems Division.
(10)	This building was constructed by the Company on land leased from the City of Lakeland, Florida to house the Company's Piper
Aircraft learning center and also provides non-career primary aviation training.
(11)	This facility is on land leased from the City of St. Louis and houses the Company's Sabreliner learning center.
(12)	The Company constructed a building on land leased from Aeroport de Paris.  This building houses Falcon 10, 20, 50 and 900, King
Air, Citation V, Embraer 120 and Dash-8 simulators.
(13)	The Company leases space to house its Falcon Maintenance learning center.
(14)	These premises, leased from McDonnell Douglas Corporation, house an MD-80 learning center.
(15)	This building was constructed by the Company on land leased from the City of Long Beach to house the Company's Boeing 737-300,
McDonnell Douglas MD 88/87, Cessna 300/400 series, Citation,
King Air, and Gulfstream II simulators.
(16)	The Company leases space from the Dade County Airport to house simulators for the Airbus A-310, Citation, Boeing 727 and 757 and McDonnell Douglas DC-9 and MD-88.
(17)	This building was constructed by the Company to house its
Challenger learning center.  It is located on premises leased from the City of Dorval for a term expiring in May 1999, renewable at the Company's option for up to four additional five-year terms.
(18)	This building was constructed by the Company on property leased from Salt Lake City and houses a Boeing 737 simulator.
(19)	This building was constructed on land leased from the San Antonio
Airport Authority and houses regional airline simulators.
(20)	The Company purchased this land and building which houses eight major and regional airline simulators.  The Company is using
34,000 square feet and leasing the remaining space to third
parties.
(21)	This building was constructed on land owned by the Company, is adjacent to Teterboro Airport and houses the Company's Falcon Jet learning center.
(22)	This building, which houses Citation and King Air simulators, was constructed by the Company on property leased from the Toledo
Express Airport Authority.
(23)	The Company constructed a building on land leased from de
Havilland Inc. and houses simulators for such manufacturer's aircraft.
(24)	Two buildings were constructed by the Company on property leased from Gulfstream American Corporation to house the Company's
Gulfstream pilot and maintenance learning centers.
(25)	The Company constructed a building on land leased from Learjet
Corporation for housing its Tucson Learning Center.  The Company can extend the lease at its option to 2048.
(26)	Three buildings, containing a total of 28,500 square feet of space and the land on which they are situated, are owned by the Company.
The remaining property is held under a lease expiring in 2006.
A fleet of light-fixed wing aircraft is maintained here to provide primary pilot training.
(27)	This building was constructed by the Company on land leased from
Palm Beach County to house Sikorsky helicopter and Learjet
simulators.
(28)	This building was constructed by the Company on land leased from the Wichita Airport Authority to house the Company's Wichita
Learjet learning center.
(29)	This building, which houses the Company's Cessna learning center, is located on approximately one acre of land leased from the
Wichita Airport Authority.
(30)	This building was constructed by the Company on land leased from the Wichita Airport Authority to house the Company's Cessna
Citation learning center.
(31)	The Company leases space from the Beech Aircraft Corporation to house its Beech learning center.
(32)	This building was constructed by the Company on land owned by the
Company to house the Company's Beech Maintenance learning center.
(33)	This building was constructed by the Company on land leased from the Wichita Airport Authority to house the Company's Cessna
Maintenance learning center.
(34)	This building is located on two acres of land owned by the Company and houses the Company's Houston learning center at which
simulator training for several types of aircraft is conducted.
(35)	This building is located on land leased from the New Castle County
Airport and houses both business and regional aircraft simulators.
(36)	Seven acres of land and a building are owned by the Company in
Broken Arrow.  This building houses the Company's Simulation
Division which manufactures training equipment.
(37)	This building and land is owned by the Company and houses the
Visual Division which manufacturers visual systems.
(38)	This building and land is owned by the Company and is used
primarily for storage.
(39)	This facility is leased under a cooperative agreement with the
U.S. Maritime Administration to provide marine simulation research and training.
(40)	This building, constructed on five acres of land owned by the
Company, houses four marine simulators.
(41)	The Company houses two marine simulators at this facility in space provided by the U.S. Navy.
(42)	This building is leased from the municipality of Rotterdam and houses six marine simulators.
 	____________________________

	The Company's rent expense for 1994 was $1,811,000.

ITEM 3.	LEGAL PROCEEDINGS
	The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. It is the opinion of management that uninsured liability, if any, resulting from existing litigation and claims will not have a material adverse effect on the Company's business or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	None.

	PART II
ITEM 5.	MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

	The information set forth under the caption "Common Stock Price Range and Dividend Information" on page 1 of the Company's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1994 (the "1994 Annual Report") is incorporated herein by reference. No other information contained in the 1994 Annual Report shall be deemed to be filed with the Commission, except as expressly stated herein.
	On February 19, 1993, the Board of Directors authorized a stock repurchase program for up to three million shares of the Company's common stock. On December 3, 1993, the Board of Directors authorized an increase in the stock repurchase program to four million shares. As of March 13, 1995, 3,291,700 shares of the Company's Common Stock had been repurchased pursuant to this program.


ITEM 6.	SELECTED FINANCIAL DATA

	The information set forth under the caption "Five Year Financial Highlights" on page 1 of the 1994 Annual Report is incorporated herein by reference
.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
	The information set forth under the caption "Management's
Discussion and Analysis of Results of Operations and Financial Condition" on page 14 of the 1994 Annual Report is incorporated herein by reference

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The consolidated financial statements and notes thereto, together with the report thereon of Price Waterhouse LLP, independent accountants, dated January 31, 1995, appearing on pages 15 to 25 of the 1994 Annual Report are incorporated herein by reference. With the exception of the information incorporated by reference in Items 5, 6 and 7 and this Item
8 of this Form 10-K, the 1994 Annual Report is not to be deemed filed as part of this Form 10-K.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

	None.

	PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
	The information concerning the directors of the Company set forth on page 2 of the Proxy Statement dated March 24, 1995 relating to the Company's Annual Meeting of Shareholders scheduled to be held on April 26, 1995 (the "1995 Proxy Statement") under the caption "Election of Directors," and the information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth on pages 11 and 12 of the 1995 Proxy Statement under the caption "Compliance With
Section 16(a) of the Exchange Act" are incorporated herein by reference. No other information contained in the 1995 Proxy Statement shall be deemed to be filed with the Commission, except as expressly stated herein.
	Information relating to the executive officers of the Company is set forth in Item 1, section 10, of this Form 10-K under the caption "Executive Officers".

ITEM 11.	DIRECTORS' AND EXECUTIVE OFFICERS' COMPENSATION
	The information regarding directors' compensation set forth on pages 3 through 4 of the 1995 Proxy Statement under the caption "Committees, Meetings and Compensation of the Board of Directors," and the information regarding executive officers' compensation set forth on pages 5 through 10 of the 1995 Proxy Statement under the caption "Executive Compensation" other than the information set forth on pages 5 through 7 and pages 10 and 11 under the captions "Report of the Compensation Committee on Executive Compensation" and "Five-Year Stock Performance Graph," respectively, are incorporated herein by reference.
ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	Set forth below is certain information relating to each person known to the Company to be the beneficial holder of more than five percent of the Company's Common Stock as of March 13, 1995.

		Percentage of
Name and Address of	Amount and Nature of	Outstanding Common Stock
Beneficial Owner	Beneficial Ownership	Owned as of March 13, 1995

Albert L. Ueltschi	9,617,040 (1)	30.7%
Marine Air Terminal
La Guardia Airport
Flushing, NY  11371

Putnam Investment, Inc.	    4,129,572 (2)	13.2%
One Post Office Square
Boston,  MA   02109

FMR Corp.	3,093,300 (3)	9.9%
82 Devonshire Street
Boston, MA  02109

(1)	Includes 9,616,540 shares held pursuant to a revocable trust for which Mr.
Ueltschi is the sole beneficiary during his lifetime and 500 shares held pursuant to a partnership. Does not include approximately
1,513,000 shares beneficially owned by various members of Mr. Ueltschi's family, in respect of which Mr. Ueltschi disclaims beneficial ownership.

(2)	Putnam Investment, Inc., is a wholly-owned subsidiary of Marsh and McLennan.
Putnam Investment Inc.'s subsidiaries, Putnam Investment Management, Inc., and the Putnam Advisory Company, Inc., are investment advisors to investment companies.  This represents the number of shares owned as of December 31,
1994 as indicated in a Schedule 13G filed by Putnam Investment, Inc., with the Securities and Exchange Commission (SEC) on January 23, 1995.  Putnam
has shared power to vote or to direct the vote for 375,560 shares and has shared power to dispose or to direct the disposition of all the shares.

(3)	FMR Corp. is a holding company and its subsidiary, Fidelity Management &
Research Company, is an investment advisor to investment companies. This represents the number of shares owned as of December 31, 1994, as indicated
in a Schedule 13(G) filed by FMR with the SEC on February 13, 1995. FMR has neither sole nor shared voting power with respect to such shares and has sole power to dispose of such shares.
	____________________

(b)	The information regarding beneficial ownership of shares of the Company's
Common Stock as of March 13, 1995 by the directors and named executive officers of the Company (those named in the Summary Compensation Table on page 8 of the 1995 Proxy Statement), and by all directors and executive officers of the Company as a group, set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the 1995 Proxy
Statement, is incorporated herein by reference.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	None.

	PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.	List of documents filed as part of this Form 10-K:
			Page In 1994
			Annual
			Report to
			Shareholders
	1.	Financial Statements

		Report of Independent Accountants		25

		Consolidated Statements of Income
		for each of the three years in the period ending December 31, 1994	15

		Consolidated Balance Sheets at December 31, 1994 and 1993
				16
		Consolidated Statements of Cash Flows for each of the
		three years in the period ending December 31, 1994		17

		Notes to Consolidated Financial Statements 		18-25


	2.	Financial Statement Schedules - 1994, 1993 and 1992		Page In
				This
				Form 10-K

		Report of Independent Accountants on Financial Statement Schedules	27

		I.	 Marketable Securities	30-35

		V.	 Property, Plant and Equipment	36

		VI.	Accumulated Depreciation, Depletion
			and Amortization of Property, Plant and Equipment	 37

		VIII.	Valuation and Qualifying Accounts	38

		X.	Supplementary Income Statement Information	39

	Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 14(a)	3.	EXHIBITS
	3)	(a)	Certificate of Incorporation of the Company, as amended, filed as
Exhibit 3(a) to theCompany's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"), is incorporated herein by reference.
	  	(b)	The By-Laws of the Company, as amended, filed as Exhibit 3(b) to the 1993 Form 10-K, is herein incorporated by reference.
10) (a)	Company's 1979 Stock Option Plan, with first and second amendments thereto, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K
for the year ended December 31, 1991 (the "1991 Form 10-K"), is incorporated herein by reference.
		(b)	Company's Employee Stock Purchase Plan, as amended April 27, 1994.
		(c)	Company's 1982 Incentive Stock Option Plan with first and second amendments thereto, filed as Exhibit 10(k) to the 1991 Form 10-K, is incorporated herein by reference.
		(d)	Company's 1984 Restricted Stock Compensation Plan, and first amendment thereto, filed as Exhibit 10(l) to the 1991 Form 10-K, is incorporated herein by reference.
		(e)	Company's Retirement Plan for Non-Employee Directors, and first amendment thereto.
		(f)	Company's 1992 Stock Option Plan, filed as Exhibit 10(n) to the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 1992, (the
"1992 Form 10-K")  is incorporated herein by reference.
		(g)	Change of Control severance agreement for Executive Officers.
	13)	Company's Annual Report to Shareholders for the Fiscal Year Ended
December 31, 1994.
	21)	Subsidiaries of the Company.
	23)	Consent of Independent Accountants.

ITEM 14 (b).	No reports on Form 8-K were filed with the Commission by
the Company during the fiscal year ended December 31, 1994.
ITEM 14 (c).	See Item 14 (a)(3) above.

ITEM 14 (d).	See Item 14 (a)(2) above.

	Report of Independent Accountants on Financial Statement Schedules


To the Board of Directors of FlightSafety International, Inc.

	Our audits of the consolidated financial statements referred to in our report dated January 31, 1995 appearing on page 25 of the 1994 Annual Report to
Shareholders of FlightSafety International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial
Statement Schedules listed in Item 14(a) (2) of this Form 10-K.  In our opinion, such Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


New York, New York
January 31, 1995

	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
	FLIGHTSAFETY INTERNATIONAL, INC.
	(Company)

Date: March 27, 1995	By:	         /s/ Albert L. Ueltschi
		Albert L. Ueltschi
		President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Form
10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 27, 1995	By:	    /s/ Albert L. Ueltschi
		Albert L. Ueltschi
		Chairman of the Board,
		Director and President
		(Principal Executive Officer)

Date: March 27, 1995		    /s/ George B. Beitzel
		George B. Beitzel
		Director

Date: March 27, 1995		    /s/ Charles R. Longsworth
		  Charles R. Longsworth
		Director

Date: March 27, 1995		     /s/ Edward E. Hood, Jr.
		 Edward E. Hood, Jr.
		Director

Date: March 27, 1995		       /s/ John A. Morgan
		  John A. Morgan
		Director

Date: March 27, 1995		       /s/ Bruce N. Whitman
		Bruce N. Whitman
		Director and Executive Vice President

Date: March 27, 1995		    /s/  Kenneth W. Motschwiller
		  Kenneth W. Motschwiller
		Vice President - Treasurer
		(Principal Financial Officer)

Date: March 27, 1995		         /s/ Mario D'Angelo
		Mario D'Angelo
		Controller
		(Principal Accounting Officer)
	Exhibit (21)


	 Subsidiaries of FlightSafety International, Inc.


			Percentage owned
		Jurisdiction of	by Company
	Name of Subsidiary	Incorporation	(Directly or Indirectly)

FlightSafety Capital Corporation	Delaware	100%

MarineSafety International, Inc.	New York	100%

MarineSafety International Rotterdam B.V. 	Netherlands	  51%

FlightSafety Canada, Ltd/Ltee	Canada 	100%

FlightSafety International, S.A.R.L.	France	100%

FlightSafety New York, Inc.	New York	100%

FlightSafety Properties, Inc.	Delaware	100%

FlightSafety Services Corporation	Delaware	100%

FlightSafety Texas, Inc.	Delaware	100%

FlightSafety China, Inc.	Delaware	100%

Kunming FlightSafety Aviation
    Training Company, Limited	China	85%

SCHEDULE I
 FLIGHTSAFETY INTERNAT'L, INC.
 MARKETABLE SECURITIES
 AS OF DECEMBER 31, 1994

                                                         MARKET VALUE  AMOUNT AT
                                           # OF             OF EACH     AT WHICH
 NAME OF                                  SHARES   COST    ISSUE AT     CARRIED
ISSUER AND                               OR UNITS   OF      BALANCE     IN THE
 TITLE OF        CREDIT                   PRINC    EACH      SHEET      BALANCE
EACH ISSUE     ENHANCEMENT INSTITUTION    AMOUNT  ISSUE       DATE       SHEET
 (1)(4)            (2)         (2)                 (3)                    (3)
ALLIANCE Cap MGT  OVERCOLL  MUNIBONDS        60  3,000,000  3,000,000  3,000,000
Ala HSG FIN AUTH   INSURED    FHA/VA    100,000     99,200     99,300     99,200
Ala HLTH FIN AUTH                     1,200,000  1,240,224  1,229,304  1,240,224
ALASKA INDDEVEXP                        375,000    382,785    379,459    382,785
ALBUQUERQUE NM APRT                     250,000    253,744    252,940    253,744
ALBUQUERQUE NM     INSURED     MBIA   1,000,000  1,048,302  1,045,620  1,048,302
Ariz TRASNSN                            500,000    505,352    501,505    505,352
Ariz ST UNIV     PRE-REFNDD  FED GOVT   500,000    534,966    524,220    534,966
ATLANTIC HIGHLANDS NJ G/O               418,400    415,710    416,806    415,710
AUSTIN TEX RFDG  PRE-REFNDD  FED GOVT   350,000    362,328    358,278    362,328
AUSTINTX WTR&SWR PRE-REFNDD  FED GOVT   375,000    433,116    419,895    433,116
AUSTIN TX WTR&SWR                       500,000    535,259    547,025    535,259
BALTIMORE MD CON  INSURED       FGIC    490,000    491,404    491,014    491,404
BERGENFIELD BANS NJ G/O               2,297,000  2,280,645  2,291,143  2,280,645
BOONTON NJ G/O                        2,200,000  2,179,188  2,191,508  2,179,188
BOULDER LARIMER                       1,300,000  1,337,632  1,323,790  1,337,632
BRAZOS TX HGRED  OVERCOLL  STDT LOANS 2,450,000  2,461,815  2,414,479  2,461,815
BROWARD CNTY FL  HSG COLL 1STINDFEDS&L1,000,000  1,002,231  1,001,750  1,002,231
BROWARD CNTY FL  HSG COLL  GNMA&FNMA    580,000    580,000    567,843    580,000
BROWARDCYFLSCHBRDINSURED      AMBAC     985,000    985,000    977,002    985,000
NBROWARDCTYFLHOSPPRE-REFNDD FED GOVT  1,520,000  1,628,804  1,605,090  1,628,804
CAL HLTH                              1,000,000  1,020,000  1,020,000  1,020,000
CAL POLLCTL       LOC      USNATBANK    520,000    520,000    525,216    520,000
CAL POLLCTL       LOC   WLSFARGO BNK    415,000    415,000    410,244    415,000
CAL ST VET - CA G/O                     500,000    505,411    503,380    505,411
CAMBRIA TWP&WTR   LOC   BANQ PARIBAS    500,000    497,075    497,165    497,075
CARBON CTY UTAH PRE-REFNDD   FED GOVT   415,000    430,235    427,139    430,235
CHICAGO ILL MET INSURED       FGIC      250,000    250,000    250,000    250,000
CLERMONTOH HOSP INSURED       AMBAC   1,000,000  1,054,232  1,048,260  1,054,232
CLOISTER BANS NJ G/O                    885,000    880,053    881,681    880,053
COBB CNTY&MARIT PRE-REFNDD   FED GOVT   750,000    799,010    788,835    799,010
COLLINSVLLILLST PRE-REFNDD   FED GOVT 1,000,000  1,073,090  1,062,890  1,073,090
COLORADO HFA S-FINSURED       FSA     1,040,000  1,040,000  1,040,000  1,040,000
CONWAY ARK HOSP PRE-REFNDD   FED GOVT 1,300,000  1,391,350  1,382,563  1,391,350
COOK CTY ILL      LOC        NATWEST    550,000    560,452    555,566    560,452
COOK CTY ILLS/F INSURED       MBIA      700,000    715,224    707,000    715,224
CRANFORD TWPBAN NJ G/O                  700,000    693,651    697,172    693,651
DEL ST HLTH     INSURED       MBIA    1,000,000  1,048,323  1,038,150  1,048,323
DEL ST HSG      INSURED       FSA     2,130,000  2,130,000  2,110,606  2,130,000
DENVER CITY&A/P INSURED       FGIC    1,000,000  1,000,000  1,002,610  1,000,000
DENVER CITY&A/P  LOC       SANWA&
                           SUMITOMO   2,000,000  2,006,392  1,992,070  2,006,392
DES MOINES IOWA PRE-REFNDD  FED GOVT    400,000    426,567    421,948    426,567
WASH DC         PRE-REFNDD  FED GOVT  2,000,000  2,086,340  2,084,040  2,086,340
ESCAMBIA CNTY FLA  COLL       GNMA      265,000    265,000    266,171    265,000
FARMERS BRCH TX INSURED       MBIA      600,000    608,325    604,776    608,325
FARMINGTON NMEX PRE-REFNDD  FED GOVT  1,115,000  1,257,776  1,256,014  1,257,776
FLORIDA HFA      COLL      GNMA&FNMA    300,000    300,000    299,988    300,000
FULTON CNTYUNLIMITTXG/O               1,500,000  1,550,832  1,532,460  1,550,832
GE Cap CORP     INSURED       MBIA      299,627    299,627    299,627    299,627
GEORGIA MUN ELEC                      1,225,000  1,249,500  1,249,500  1,249,500
GOOSE CREEK TX  INSURED       MBIA      500,000    513,481    506,875    513,481
GRAND RAPIDS DAM                      2,000,000  2,004,070  1,982,500  2,004,070
HAWAII ST APRT  INSURED       FGIC      370,000    376,973    373,859    376,973
HENRY CTYGAHOSP PRE-REFNDD  FED GOVT  2,180,000  2,316,696  2,298,070  2,316,696
HOBOKEN NJ      INSURED       FSA     1,090,000  1,127,394  1,115,125  1,127,394
HORSHAM TWP&SWR PRE-REFNDD  FED GOVT    295,000    303,850    303,850    303,850
ILL DEV FIN ATH  LOC        AMER NATL 1,000,000  1,000,000  1,000,000  1,000,000
ILL HLTH FACS   PRE-REFNDD  FED GOVT  3,965,000  4,101,128  4,094,374  4,101,128
ILL HSG DEV     PURCH AGRMT CITIBANK    500,000    500,000    500,000    500,000
ILL HSG DEV                           1,715,000  1,715,000  1,684,977  1,715,000
ILL ST REG G/O  PRE-REFNDD  FED GOVT  2,300,000  2,440,745  2,404,501  2,440,745
ILL ST SALES TX                       1,300,000  1,306,990  1,298,544  1,306,990
ILL ST STUD LN                          500,000    503,162    502,300    503,162
INDEPENDENCE POLL                       650,000    649,382    640,582    649,382
INDIANA HLTHFAC INSURED        MBIA     400,000    402,124    398,908    402,124
INTERMTN PWR    PRE-REFNDD  FED GOVT    450,000    467,790    464,751    467,790
IOWA STUD LN CORP                       500,000    501,002    500,480    501,002
JACKSONVLE ELEC PRE-REFNDD  FED GOVT    500,000    511,935    499,425    511,935
JEFFRSN PARISH  INSURED        MBIA     500,000    512,156    510,000    512,156
JOHNSON CNTY KS PRE-REFNDD  FED GOVT  1,000,000  1,036,400  1,018,430  1,036,400
KANSAS CITY MET PRE-REFNDD  FED GOVT    500,000    529,042    523,625    529,042
KENTUCKY ST TPKE                      1,110,000  1,110,000  1,110,000  1,110,000
KNOX CY TENN    PRE-REFNDD  FED GOVT    500,000    507,900    506,655    507,900
LANE CNTY ORE G/O                       500,000    526,532    518,380    526,532
LOGANSPT IN ELE INSURED       MBIA    1,000,000  1,053,796  1,038,590  1,053,796
LOS ALAMOS UTIL INSURED        FSA    2,000,000  2,000,000  1,994,120  2,000,000
LA PUB FAC                            3,000,000  3,009,618  3,001,621  3,009,618
LA ST SER C G/O                         725,000    729,760    728,364    729,760
LA ST ENG       INSURED       FGIC      890,000    900,184    897,001    900,184
LA SALES TX     INSURED      AMBAC    1,000,000  1,033,995  1,030,810  1,033,995
LA ST RECOV                             470,000    488,610    485,548    488,610
LOUISVLL KY ARP  LOC       NATCTYBNK  2,000,000  2,000,000  2,000,000  2,000,000
MSR PUBPWR CA    ETM       FED GOVT     484,500    475,296    474,505    475,296
MAINE ST EDL STUD LN                    500,000    505,880    504,765    505,880
MARICOPA CNTY AZ                      2,150,000  2,284,685  2,276,182  2,284,685
MARICOPA CNTY SCH DIST                  500,000    508,454    504,780    508,454
MARYLAND ST CDA                       1,500,000  1,500,000  1,492,285  1,500,000
MD HLTH&ED      INSURED      CGIC       500,000    521,144    513,860    521,144
MA ED FIN LN    INSURED      AMBAC      245,000    245,000    245,000    245,000
MA ST HLTH&ED   COLL      GNMA&FNMA     490,000    490,000    499,274    490,000
MA ST HLTH&ED   INSURED      MBIA       250,000    255,000    256,203    255,000
MA ST PORT AUTH PRE-REFNDD  FED GOVT  4,280,000  4,450,974  4,419,992  4,450,974
MA ST WATER     LOC        BANK OF
                         NOVA SCOTIA  1,000,000  1,000,000  1,000,000  1,000,000
METRO FAIR&EXPO INSURED      MBIA       500,000    519,120    517,995    519,120
METRO PIER      INSURED     AMBAC     1,000,000    978,742    981,000    978,742
MICH ST BLDG    INSURED     MBIA      1,000,000  1,002,142  1,000,750  1,002,142
MICH ST HSG DEV COLL       FED GOVT   1,595,000  1,595,000  1,595,000  1,595,000
MINN STATE COP                          615,000    616,166    610,388    616,166
MISS STUDENT LN OVERCOLL  STDT LOANS  2,000,000  2,000,000  1,973,940  2,000,000
MO ECO DEV      LOC        UNION BK
                          SWITZERLD   1,505,000  1,505,000  1,505,000  1,505,000
MONEY MARKET @ BROKERS                1,557,102  1,557,102  1,557,102  1,557,102
MONTANA ST STUD LN                      470,000    473,663    471,176    473,663
MONTGRY CNTY  INSURED        FGIC     2,000,000  2,000,000  2,000,000  2,000,000
NEBRASKA HIGH ED                        990,000    991,600    993,486    991,600
NEW HAMPSHIRE BB                      1,435,000  1,460,193  1,454,258  1,460,193
N M EDL AUTH  OVERCOLL    STNT LOANS    300,000    300,000    289,233    300,000
NEW ORL EXHIB INSURED       AMBAC       500,000    498,545    500,000    498,545
NEW YORK ST MTG AGY                   1,300,000  1,300,000  1,300,000  1,300,000
NEW YORK ST THRUWAY                   1,510,000  1,507,614  1,505,877  1,507,614
NCAROLINA EASTMUNIPWR                 2,115,000  2,115,000  2,090,600  2,115,000
N SLOPE BORO  INSURED         MBIA    1,000,000    977,488    979,160    977,488
NHAMPTION PA  INSURED        AMBAC      600,000    626,184    619,572    626,184
NEERNPA LTH&EDINSURED        AMBAC      250,000    250,000    249,085    250,000
NUVEENPERFAMP OVERCOLL     MUNIBONDS  2,000,000  1,996,600  2,000,000 1,996,600
OHIO AIR QUAL LOC         CANA IMPL   2,000,000  2,001,080  1,950,380 2,001,080
OWENSBR ELEC  INSURED        AMBAC      500,000    482,300    475,950   482,300
PANHNDL PLNS  LOC         SALLIE MAE  3,000,000  2,999,920  2,994,560 2,999,920
PASA CALM/F   INSURED         FSA     4,135,000  4,200,662  4,085,463 4,200,662
PENNPICA      INSURED         FGIC      350,000    350,000    349,069   350,000
PENN ST       PRE-REFNDD   FED GOVT     250,000    257,110    255,928   257,110
PENN IDA      INSURED        AMBAC    2,780,000  2,787,146  2,777,172 2,787,146
PENN PSB      ETM          FED GOVT     130,000    130,500    130,861   130,500
PHNX AZ INDL  COLL            GNMA       65,000     65,000     65,738    65,000
PIEDMONT PWR& PRE-REFNDD   FED GOVT     500,000    515,000    515,000   515,000
PUERTO RICO   PRE-REFNDD   FED GOVT     415,000    440,660    439,082   440,660
PUTNAMINVT    OVERCOLL     MUNIBNDS          40  2,000,000  2,000,000  2,000,000
RI STUD LN    OVERCOLL     STUD LOANS 1,000,000  1,000,000  1,000,000  1,000,000
RICHLND CY SC INSURED         CGIC      500,000    500,000    482,575    500,000
RICHMND VA HSGINVEST AGRT  BAYERISCHE 4,760,000  4,760,000  4,760,000  4,760,000
STJOSESPH HOS INSURED          MBIA   1,400,000  1,492,890  1,472,296  1,492,890
STLOU MO MFC  LOC          SANWA BNK  1,650,000  1,648,014  1,614,206  1,648,014
SANJOSE CA RD INSURED         MBIA    1,000,000  1,000,000  1,000,000  1,000,000
SAVH GA HSG   LOC         AMSTHBNK NA   400,000    400,000    400,000    400,000
SCTTSDL AZ IDAINSURED         AMBAC     250,000    251,224    250,783    251,224
SEATTLE MUNI MET                        900,000    939,450    923,310    939,450
SHRVPRT WATER INSURED          FGIC   1,000,000    956,539    959,310    956,539
S CAROLINA ST EDL                     1,000,000  1,023,400  1,000,200  1,023,400
SOUTH COLUMBIA BA                     1,000,000  1,041,975  1,038,860  1,041,975
SD HSG                                1,635,000  1,635,000  1,620,920  1,635,000
SD STUD LN                              500,000    534,224    520,400    534,224
S TEX HIGHR EDOVERCOLL       STUDLNS  1,000,000  1,000,000    980,590  1,000,000
SPARTANBURG CNTY G/O                    405,000    414,685    412,493    414,685
SWARTMORE BORO  PRE-REFNDD   FED GOVT 2,000,000  2,115,295  2,109,600  2,115,295
TEMPE ARIZONA   PRE-REFNDD   FED GOVT   500,000    534,246    523,510    534,246
TENN ST G/O                             500,000    501,251    499,740    501,251
TEXAS WTR RES FIN AUTH                1,000,000  1,028,977  1,019,350  1,028,977
UINTAH CNTY UTAH                        175,000    187,826    188,799    187,826
UNIT MIT MUNI TRUST #7                1,165,446     83,771    307,969     83,771
UPPER ALLEGHENY  ETM         FED GOVT 3,125,000  3,125,000  3,087,120  3,125,000
UTAH ST HSG FIN AUTH                  2,550,000  2,545,880  2,544,760  2,545,880
UTAH ST SCH DIST GIC       SWSSBNKCO  1,465,000  1,519,348  1,502,314  1,519,348
UT ST BRD REG   INSURED      AMBAC      250,000    250,000    248,925    250,000
US TREASURY - (FED GOVT)              1,000,000    987,622    985,300    987,622
VANKAMPEN MERIT OVERCOL   MUNI BONDS         56  2,798,820  2,800,000  2,798,820
VIRGINIA ED LN AUTH                   1,000,000  1,009,030    996,620  1,009,030
VIRGINIA ST HSG DEV                   7,565,000  7,557,266  7,516,901  7,557,266
WALDWICK NJ BANS - ST G/O             1,286,900  1,277,712  1,282,937  1,277,712
WASHINGTON ST PUB PWR                 1,145,000  1,141,597  1,116,132  1,141,597
WAYNE CHRTR AP  INSURED       MBIA    1,350,000  1,350,000  1,304,748  1,350,000
WSTRN MN POWER  PRE-REFNDD   FED GOVT 2,000,000  2,134,824  2,118,841  2,134,824
WILMINGTON DEL  PRE-REFNDD   FED GOVT   250,000    260,537    259,818    260,537
WNCHSTR VAIDA   PRE-REFNDD   FED GOVT   425,000    449,832    445,676    449,832
WISCONSIN HSG&ECON                    6,750,000  6,751,386  6,567,494  6,751,386
WISCONSIN ST WATER                      540,000    545,060    541,274    545,060
WYOMING CDA S/F                       1,430,000  1,430,000  1,416,705  1,430,000

                                               194,929,536
                                               ===========193,765,448
                                                          ===========194,929,536
                                                                     ===========












 (1) Most of these marketable securities have a "put" feature which allows
     FlightSafety International, Inc. to sell such securities, normally at par value to the issuer or its agent.

 (2) These marketable securities have an additional credit enhancement in addition to the issuer's credit. The credit enhancemenent are as follows:

  "COLL":           these securities have an asset pledged to a lender unitl
                    a loan is repaid.  If the borrower defaults the lender has the legal right to seize the collateral and sell it to pay off the loan.
  "Escrowed":       these securities are secured by agencies of the
                    U.S. Government.
  "GIC":            these securities have a guaranteed investment contract which is an obligation of an insurance company or a bank to pay
                    a fixed amount of interest on designated interest dates
                    and to pay the full principal upon maturity.
  "Insured":        these securities are insured against credit risk by an
                    unaffiliated bond insurance company.
  "Investment Agt:  these securities are guaranteed by a financial institution, who have received the bond proceeds to invest until the
                    project is commenced.
  "LOC":            these securities have a letter of credit from a financial
                    institution that normally promises to pay the interest and bond par value if the issuer is unable to make interest and principal payments.
  "OVERCOL:         these securities have an asset pledged in excess of
                    requirements.
  "Pre-REFNDD":     these securities are escrowed in obligations of agencies of the U.S. Government.

(3) This represents the unamortized cost, net of any premium and discount amortization.

(4) These marketable securities can be liquidated on short notice if FlightSafety International, Inc. requires such funds.

SCHEDULE V
FLIGHTSAFETY INTERNATIONAL, INC.
Property, Plant, And Equipment

            		Balance at          	Transfers of                     		Balance at
            		beginning	  Additions 	completed	  Sales and		           end of
            		of period    at cost 	constr'tion retirements 	 Other	    period
Year ended December 31, 1994:
Land		          2,498,000    147,000			                               	2,645,000
Building (1)  	61,239,000 	1,687,000 	3,743,000     (3,000)           66,666,000
Simulators
 & training
 equipment   	587,297,000	 5,643,000	44,574,000 (1,505,000)         	636,009,000
Furniture,
 fixtures
 and
 equipment	    30,095,000	 2,700,000	         0	  (499,000)	         	32,296,000
Leasehold
 improvements	  5,253,000         	0 	1,082,000	  (167,000)          		6,168,000
Contruction
 in Progress	  58,026,000	54,240,000(49,399,000)         0          		62,867,000

            		744,408,000	64,417,000	         0 (2,174,000)	        	806,651,000


Year ended December 31, 1993:

Land	          	2,498,000	                                         				2,498,000
Building(1)   	60,112,000	   563,000    517,000   	(1,000)  	48,000   61,239,000
                                                               (2)
Simulators
 & training
 equipment	   535,029,000  4,362,000 50,294,000(2,388,000)           587,297,000
Furniture,
 fixtures
 and
 equipment    	20,689,000  7,513,000    	51,00	 (171,000	  2,013,000  30,095,000
                                                          				(2)
Leasehold
 improvements  	4,708,000	   219,000    326,000	                       5,253,000
Contruction
 in Progress	  57,867,000	51,347,000(51,188,000)                    		58,026,000
            		680,903,000	64,004,000        	 0(2,560,000) 2,061,000 744,408,000


Year ended December 31, 1992:
Land		          2,323,000  	           	175,000		                     	2,498,000
Building (1) 	 59,229,000  	 357,000	   526,000			                    60,112,000
Simulators
 & training
 equipment    479,412,000	 4,785,000	51,144,000	 (312,000)	         	535,029,000
Furniture,
 fixtures
 and
 equipment	   19,289,000	  1,705,000	   713,000(1,018,000)          		20,689,000
Leasehold
 improvements	 2,631,000   	 194,000 	2,039,000  (156,000)             4,708,000
Contruction
 in Progress	 51,215,000	 61,249,000(54,597,000)                     	57,867,000
           		614,099,000 	68,290,000        	 0(1,486,000)         		680,903,000

(1) Includes $41,107,000 at December 31, 1994 constructed on leased land
    ($36,969,000 at December 31, 1993 and $36,288,000 at December 31, 1992).

(2) Represents reclassification of assets previously included in intangible asset.

SCHEDULE VI
FLIGHTSAFETY INTERNATIONAL, INC.
Accumulated Depreciation, Depletion And Amortization
Of Property, Plant And Equipment
                             Additions
            		Balance at	     charged	                            	Balance at
            		beginning	      to cost      Sales and               		end of
            		of period     & expenses    	retirements  	 Other	      period

Year ended December 31, 1994:
Building    	 17,113,000 	   2,069,000      	(3,000)		              19,179,000
Simulators
 & training
 equipment  	254,469,000 	  38,649,000	  (1,044,000)	             	292,074,000
Furniture,
 fixtures
 and
 equipment	   17,197,000    	5,808,000    (472,000)               		22,533,000
Leasehold
 improvements 	2,251,000      	720,000   	(167,000)                		2,804,000
           		291,030,000 	  47,246,000  (1,686,000)              	$336,590,000
		                           	(1)

Year ended December 31, 1993:

Building 	    14,825,000  	  2,289,000	     (1,000)               		17,113,000
Simulators
 & training
 equipment  	218,115,000	   38,741,000  (2,387,000)              		 254,469,000
Furniture,
 fixtures
 and
 equipment   	12,551,000   	 2,934,000	   (159,000)  	 1,871,000	    17,197,000
                                                   					(2)
Leasehold
 improvements	 1,728,000	      523,000	                            		2,251,000
           		247,219,000	   44,487,000 	(2,547,000) 	 1,871,000	  $291,030,000
                            			(1)

Year ended December 31, 1992:
Building     	12,664,000    	2,161,000	                           		14,825,000
Simulators
 & training
 equipment	  183,755,000	   34,615,000  	(255,000)		               218,115,000
Furniture,
 fixtures
 and
 equipment   	11,538,000	    2,000,000  	(987,000)                		12,551,000
Leasehold
 improvements	 1,570,000      	315,000  	(157,000)                 		1,728,000
           		209,527,000	   39,091,000	(1,399,000)	              	$247,219,000
                             			(1)


(1) Depreciation and amortization of equipment and facilities:
	                                       		1994	          1993          	1992

Depreciation:
      charged to expenses            	45,064,000	    42,711,000    	38,139,000
      capitalized or charged
      to cost of product sales        	2,182,000     	1,776,000       	 952,000

    Total depreciation               	47,246,000	    44,487,000    	39,091,000

Amortization:
      charged to expenses             	1,647,000     	1,626,000     	 1,812,000
      capitalized or charged
      to cost of product sales        	1,002,000       	674,000       	120,000

    Total amortization                	2,649,000   	  2,300,000	     1,932,000

Total depreciation and amortization	  49,895,000    	 46,787,000    	41,023,000


(2) Represents reclassification of amount previously included in accumulated amortization of intangibles assets.


SCHEDULE VIII
FLIGHTSAFETY INTERNATIONAL, INC.
Valuation And Qualifying Accounts
Allowance For Doubtful Accounts


                            	 	Balance at	             Write-offs    Balance at
                             		beginning	  Charged to     	and	         end of
                             		of period	   expenses	 (collections)     period
                                                           (1)
Year ended December 31, 1994:  $1,442,000   	$352,000	   $361,000	   $1,433,000

Year ended December 31, 1993:		$1,146,000	   $519,000   	 $223,000   	$1,442,000

Year ended December 31, 1992:		$1,078,000	   $513,000   	 $445,000	   $1,146,000



(1) Accounts written off as uncollectible, net of collections of previously written off account receivables.



SCHEDULE X
FLIGHTSAFETY INTERNATIONAL, INC
Supplementary Income Statement Information


                                               			Year Ended December 31,

		                     Charged to:         	1994         	1993        	1992
Maintenance and repairs 	Expense       	$18,744,000  	$18,452,000	 $17,395,000


 EXHIBIT 10(b)

	FLIGHTSAFETY INTERNATIONAL, INC.
	EMPLOYEE STOCK PURCHASE PLAN,
	AS AMENDED APRIL 27, 1994


	Section 1. Purpose. The purpose of this Plan (the "Plan") is to provide an opportunity for employees of FlightSafety International, Inc. (the "Company") and any subsidiary (a "Subsidiary") that is (i) designated by the Board of Directors of the Company (the "Board") and (ii) meets the requirements of Section 424(f) of the Internal Revenue Code of 1986, as amended (the "Code"), to purchase Common Stock (the "Stock") of the Company and thereby have an additional incentive to contribute to the prosperity of the Company. It is the intention of the Company to have the Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Code, and the Plan shall be construed in accordance with such purpose.

	Section 2. Eligibility. Any person regularly employed by the Company or its Subsidiaries shall be eligible to participate in the Plan on an Offering Date (as hereinafter defined), provided that as of such Offering Date he shall have completed at least seventeen consecutive months of full-time employment with the Company or a Subsidiary. For purposes of the Employee Stock Purchase Plan, the term "full-time" when used in connection with an employee's eligibility to participate, means employment which customarily involves more than 20 hours per week and more than five months in a calendar year. No employee may participate in an offering under the Plan if after giving effect to an option granted in such offering such employee would own (within the meaning of the Code) shares of Stock, including Stock which he may purchase under outstanding options, possessing 5 percent or more of the total combined voting power or value of all classes of stock of the Company or any Subsidiary. All employees who participate in the Plan shall have the same rights and privileges thereunder.

	Section 3. Offering. The maximum number of shares of Stock which may be issued pursuant to the Plan shall be 1,112,500 shares. The shares of stock sold by the Company pursuant to the Plan shall be either authorized but unissued shares or shares acquired by the Company and held in its treasury. The Stock Purchase Plan Committee (the "Committee"), established pursuant to Section 11 hereof, may designate any amount of such shares for offering at any of the Offering Dates, as hereinafter defined. In the event of a stock split, stock dividend, combination or recapitalization of shares of Stock subsequent to the effective date of the Plan, the maximum number of shares of Stock for which rights to purchase may therefore be granted under the Plan will be, pursuant to action taken by the Board, proportionately increased or decreased, and such other action will be taken as in the opinion of the Board of the Company will be appropriate under the circumstances.

	Offerings of Stock under the Plan shall commence July 1, 1977 and terminate June 30, 1997 (the "Offering Period"). During such period options will be granted each July 1 in 1977 through 1996 (the "Offerings Dates") to eligible employees who elect to participate in the Plan under Section
4. Each option shall expire on the June 30 following the year in which the option was granted. The number of shares of Stock to be subject to each option shall be fixed in full shares as of each Offering Date and shall be that number of shares of Stock resulting from the division of the option price hereinafter specified in the next paragraph into the percentage (up to a maximum of 10%) of each Participant's annual gross basic compensation rate on such Offering Dates which the Participant commits through payroll deductions as provided in Section 4 hereof.

	The option price under each option shall be the lower of: (1) 85% of the closing price of the Stock on the New York Stock Exchange (or the principal exchange on which such shares are traded at that time) on the date such option is granted, or (ii) 85% of such closing price on the date of exercise, and may be adjusted pursuant to Section 7 hereof.

	No option shall be granted which would permit a Participant's right to purchase stock of any class of the Company under all employee Stock Purchase Plans of the Company and any Subsidiary to accrue (as specified in Section 423 of the Code) at a rate which exceeds $25,000 of fair market value of such stock (determined at the time such option is granted) during each calendar year in which such option will be outstanding at any time.

	If options granted on any Offering Date would be exercisable for an aggregate number of shares of Stock that exceeds the maximum number of shares offered on any Offering Date, the options so granted and the number of shares which may be purchased under such options shall be reduced on a pro rata basis in as nearly a uniform manner as shall be practicable and equitable. In such event, payroll deductions shall also be reduced or refunded accordingly and the Company shall give written notice of such reduction or refund to each Participant affected thereby.

	Section 4. Participation. An eligible employee may become a participant in the Plan ("Participant") by filing on or before an applicable Offering Date of grant a completed payroll deduction authorization form provided by the Company. Employees may authorize payroll deductions at the rate of any whole percentage up through 10% of their gross basic compensation (excluding any overtime, bonuses, or other extra compensation). Payroll deductions in accordance with such authorization shall commence on the applicable Offering Date and shall end one year thereafter. All payroll deductions may be held by the Company and commingled with its other corporate funds. A separate account for each Participant shall be maintained by the Company under the Plan and the amount of each Participant's payroll deductions shall be credited to such account.

	Participants may discontinue participation in the Plan, in which event the amount credited to their accounts shall thereupon be paid to them with 6% per annum simple interest. In the event Participants terminate their employment with the Company or a Subsidiary for any reason (including death) prior to the expiration of the one-year option period, their participation in the Plan shall terminate and all amounts credited to their accounts with interest shall thereupon be paid to them or their estates, except that if Participants' employment is terminated not more than three months immediately preceding the date upon which their stock would be purchased pursuant to Section 5, the Participants or their estates may elect to leave amounts then credited to their accounts in the Plan until such stock purchase.

	Section 5. Purchase of Stock. Upon the expiration of each one-year option period, Participants' options shall be exercised automati cally for the purchase of that number of full shares of Stock which the accumulated payroll deductions credited to their accounts at that time will purchase at the applicable price specified in Section 3. Notwith standing the foregoing, Participants may by written notice to the Company prior to the expiration of the one-year option period elect to terminate such options and withdraw all accumulated payroll deductions credited to their accounts with interest, or to exercise their options for a specified number of full shares less than the number which may be purchased pursuant to Section 3.

	Section 6. Payment and Delivery. Upon the exercise of an option, the Company will deliver to the Participants the Stock purchased upon such exercise and the balance of any amount of payroll deductions credited to their accounts not used for such purchase with interest. The Participants may elect to have such unused cash balance credited to their accounts for the next option period, if they are Participants therein. The Company shall retain the amount of payroll deductions used to purchase the Stock in full payment therefore and such Stock shall thereupon be fully paid and non-assessable. Except as otherwise provided herein, no Participant shall have any voting, dividend or other stockholder rights with respect to shares subject to any option granted under the Plan until such option is exercised and such shares are issued to them.

	Section  7.  Recapitalization.   If  after the grant of an option but
prior to the purchase of the Stock thereunder, there shall be any increase or decrease in the amount of outstanding shares of Stock by reason of a stock split, stock dividend, combination or recapitalization of such shares, the number of shares to be purchased pursuant to such option and the option price per share will be proportionately increased or decreased, and such other action will be taken as in the opinion of the Board will be appropriate under the circumstances.

	Section 8. Merger or Liquidation. In the event of a dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, the Plan shall terminate upon the date of approval of such dissolution, liquidation, merger or consolidation by the Company's shareholders. The exercise date of all options outstanding under the Plan shall be exercised in the manner provided in Section 5 as though such approval date constituted the expiration of the normal one-year option period.

	Section 9. Transferability. Options granted to Participants may not be assigned, transferred, pledged or otherwise disposed of in any way, and any such attempted assignment, transfer, pledge or other disposition shall be null and void and without effect.

	Section 10. Amendment or Termination of the Plan. The Board may at any time and from time to time amend or terminate the Plan, provided that no such amendment or termination may adversely affect the rights of any Participant under outstanding options under this Plan, and provided further that no amendment shall be effective unless shareholder approval has been obtained if such approval is required (i) in order for the Plan to meet the conditions specified in Rule 16b-3(a) under the Securities and Exchange Act of 1934, as amended, or (ii) by any other provision of applicable law.

	Section 11. Administration. The Plan shall be administered by a Committee of at least three members who shall be appointed by the Board. The Committee shall have full power and authority to promulgate such rules and regulations as it deems necessary for the proper administration of the Plan, to interpret the provisions and supervise the administration of the Plan, and to take all action in connection therewith or in relation thereto as it deems necessary or advisable. Decisions of the Committee shall be made by a majority of its members and shall be final and binding upon all Participants. Any decision reduced to writing and signed by a majority of the members of the Committee shall be fully effective as if it had been made at a meeting of the Committee duly held. The Company will pay all expenses incurred in the administration of the Plan.

EXHIBIT 10(e)

	RETIREMENT PLAN FOR NON-EMPLOYEE DIRECTORS
	OF FLIGHTSAFETY INTERNATIONAL, INC.

	ARTICLE I.

	Section 1.1 - Purpose:  The purpose of the Retirement Plan for Non-Employee
 Directors of FlightSafety International, Inc. is to provide non-employee directors with pension benefits at retirement.

	ARTICLE II.

	DEFINITIONS AND CONSTRUCTION

	Section 2.1 Definitions: The following definitions shall apply for purposes of the Plan, unless a different meaning is plainly indicated by the context:

		(a)	"Accrued Benefit":  The amount determined in
accordance with Article IV, Section 4.1 for Retirement at the Normal Retirement Date and Article IV, Section 4.2 for Retirement for Disability.

		(b)	"Annual Retainer":  the annual amount payable to
a Director for serving on the Board, excluding (i) any annual amount payable to a Director for serving on a committee of the Board and (ii) any per meeting fee paid for attending meetings of the Board or a committee thereof.

		(c)	"Board":  The Board of Directors of the Company,
as constituted from time to time.

		(d)	"Code":  The Internal Revenue Code of 1986, as
amended from time to time, and the applicable rulings and regulations thereunder (including the corresponding revisions of any succeeding law).

		(e)	"Company":  FlightSafety International, Inc. a New
York Corporation, its successors and assigns.

		(f)	"Director":  Any non-employee director of the
Company. A director of the Company who is also an employee of the Company or any of its subsidiaries shall not be considered a Director under this Plan.

		(g)	"Disability":  A condition of incapacity due to
physical or mental illness as a result of which a Participant is unable to perform his duties and responsibilities as a Director for a period of six consecutive months.

		(h)	"Disability Retirement Pension":  The Pension that
Participants are entitled to receive upon fulfilling all of the requirements under Section 4.2.

		(i)	"Effective Date":  December 8, 1988.

		(j)	"Eligible Spouse":  The husband or wife to whom the
Participant had been legally married throughout the six-month period ending on the earlier of 1) the Participant's Normal Retirement Date or 2) the date of the Participant's death.

		(k)	"ERISA":  Public Law No. 93-406, the Employee
Retirement Income Security Act of 1974, as amended from time to time.

		(l)	"Normal Retirement Date":  The date upon which the
Participant attains age 70.

		(m)	"Normal Retirement Pension":  The Pension that
Participants are entitled to receive upon fulfilling all of the requirements under Section 4.1.

		(n)	"Participant":  A Director participating in the
Plan in accordance with the provisions of Article III or a former Director entitled to receive a Pension under the Plan.

		(o)	"Pension":  A series of semi-annual amounts, as described in Article IV hereof, which are payable to a person who is
entitled to receive benefits under the Plan.

		(p)	"Plan":  The Retirement Plan for Non-Employee
Directors of FlightSafety International, Inc. as amended from time to time.

		(q)	"Plan Year":  The twelve-month period commencing
on December 8, and ending on December 7.

		(r)	"Retirement":  Termination of service as a Director
for any reason other than death after a Participant has fulfilled all requirements for a Normal Retirement Pension pursuant to Section 4.1 or a Disability Retirement Pension pursuant to Section 4.2. Retirement shall be considered as commencing on the day immediately following a Participant's last day of service as a Director.

		(s)	"Service":  The period of a Participant's service
as a Director of the Company considered in the determination of his eligibility for benefits under the Plan in accordance with Section 3.1.

		(t)	"Year of Service":  A twelve-month period commencing on the anniversary date of a Director's election to the Board.

	Section 2.2 - Construction of Language: Whenever appropriate in the Plan, words used in the singular may be read in the plural, words used in the plural may be read in the singular, and words importing the masculine gender may read as referring equally to the feminine or the neuter. Any reference to an Article or Section number shall refer to an Article or Section of the Plan unless otherwise indicated.

	ARTICLE III.

	PARTICIPATION AND SERVICE

	Section 3.1 - Participation: All Directors on the Effective Date of the Plan shall be eligible to participate in the Plan as of the Effective Date. All other Directors shall become Participants in this Plan on the date they are elected Directors of the Company. Any Director who was previously an employee of the Company shall be eligible to participate in the Plan upon his retirement as an employee of the Company, provided that he remains a Director following such retirement.

	ARTICLE IV.

	PENSION

	Section 4.1 - Normal Retirement Pension: Upon a Participant's Normal Retirement Date, regardless of whether such Participant is still then serving as a Director, such Participant shall become entitled to receive an annual Normal Retirement Pension, equal to one hundred percent (100%) of the Annual Retainer payable to him as a Director immediately prior to the date of his Retirement.

	Section 4.2 - Disability Retirement Pension: In the event that a Participant shall retire as a Director of the Company prior to his Normal Retirement Date by reason of his Disability, such Participant shall be granted a Disability Retirement Pension. The annual amount of such Participant's Disability Retirement Pension shall be equal to one hundred (100%) of the Annual Retainer payable to him as a Director on the date of his Retirement by reason of Disability, without reduction for Retirement prior to his Normal Retirement Date.

	Section 4.3 - Payment of Pension:  A Participant's Normal Retirement Pension
or Disability Retirement Pension shall be paid in semi-annual installments, each installment equalling 1/2 of his annual Pension.
The first installment of such Pension shall be paid to a Participant on the first day of the semi-annual period commencing January 1 or July 1, as the case may be, next following the month in which he actually terminates his
Service with the Company as a Director.

	Section 4.4 - Termination of Service: In no event shall any Pension be paid to a Participant prior to actual termination of Service.
In the event a Participant does not retire at his Normal Retirement Date, but continues to serve as a Director of the Company beyond such date, his Pension shall be determined based upon his Annual Retainer on the date of his Retirement; it being understood, however, that his Pension shall not be otherwise increased by reason of the fact that he continued to serve as a Director after the date he was entitled to receive a Normal Retirement Pension hereunder.

	Section 4.5 - Duration of Payments: Payment of a Normal Retirement Pension or a Disability Retirement Pension shall be made to a Participant (or to his Eligible Spouse, if any, in accordance with Article V hereof) for a number of years equal to the shorter of the Participant's Years of Service or Ten Years, or, in the event such Participant dies prior to receiving all of such payments, as provided in Section 5.1.

	Section 4.6 - Death of Participant:  Upon the death of a
 Participant all of his interest in or right to Pension benefits shall cease except as set forth under the provisions of Article V.

	ARTICLE V.

	JOINT AND SURVIVOR PENSION

	Section 5.1 - 100% Joint and Survivor Pension: If a Participant has an Eligible Spouse on the date his Pension payments commence, his Pension shall be paid in the form of a 100% Joint and Survivor Pension.

	Under such Pension, if a Participant dies prior to receiving all of the payments to which he would otherwise have been entitled under Section 4.5, said payments shall be made to his Eligible Spouse, if any, until all of such payments have been made or such Eligible Spouse shall die, whichever shall first occur. If at the time of the Participant's death there is no Eligible Spouse surviving such Participant, the Company's obligations under the Plan to such Participant shall cease.

	Section 5.2 - Death Prior to Retirement:

		(a)	(1)	If a Participant dies prior to Retirement
(regardless of whether he has attained his Normal Retirement Date) and leaves surviving an Eligible Spouse, he shall automatically be deemed, as of the date of his death, to have:

			(i)	been entitled to receive a Normal Retirement Pension, and

			(ii)	retired.

	The Pension shall be paid in the form of a 100% Joint and Survivor Pension, as described in Section 5.1, and the deceased Participant's surviving Eligible Spouse shall thereupon become entitled to receive a Pension thereunder.

	ARTICLE VI.

	ADMINISTRATION

	Section 6.1 - Administration: The Plan shall be administered by the Board.

	Section 6.2 - Duties: The Board shall perform the required duties and it shall have the necessary powers of administering the Plan and carrying out the provisions thereof.

	Section 6.3 - Powers:  The powers of the Board shall be as follows:

		(a)	To determine any question arising in connection
with the Plan, and its decision or action in respect thereof shall be final, conclusive, and binding upon the Company, and the Participant.

		(b)	To engage the services of counsel or attorney (who
may be counsel or attorney for the Company), if it deems necessary, and such other agents or assistants as it deems advisable for the proper administration of the Plan.

		(c)	To receive from the Company and from Participants
such information as shall be necessary for the proper administration of the Plan.

	Section 6.4 - Claims Procedure:  The Board shall make all determinations as to the right of any person to a Pension.  Any denial by
the Board of the claim for benefits under the Plan by a Participant or his
Eligible Spouse shall be stated in writing by the Board and delivered or mailed to the Participant or his Eligible spouse, as the case may be.  Such notice shall set forth the specific reasons for the denial, written to the best of the Board's ability in a manner that may be understood without legal or actuarial counsel.  In addition, the Board shall afford a reasonable opportunity to any Participant or his Eligible Spouse whose claim for benefits has been denied for a review of the decision denying the claim.

	Section 6.5 - Records and Reports: The Board shall exercise such authority and responsibility as it deems appropriate in order to comply with ERISA and governmental regulations issued thereunder relating to the following: records of Participants' Service, Accrued Benefits and the percentage of such benefits which are nonforfeitable under the Plan; notifications to Participants; and any applicable reports to the Department of Labor or other government agencies.

	Section 6.6 - Expenses: All expenses of the Plan shall be borne by the Company.

	ARTICLE VII.

	AMENDMENT OR TERMINATION OF PLAN

	Section 7.1 - Amendment or Termination of the Plan: The Board reserves the right to (i) amend the Plan at any time and from time to time by any such amendment or amendments to this Plan as it deems appropriate or
(ii) terminate the Plan at any time; provided, however, that any amendment or termination of the Plan shall not adversely affect the Pension accrued by a Participant as of the date of such amendment or termination without the prior written consent of the Participant (or, if such Participant is not then living, his Eligible Spouse, if any).

	ARTICLE VIII

	SUCCESSOR EMPLOYER AND MERGER AND
	CONSOLIDATION OF PLANS

	Section 8.1 - Successor Company: Subject to Section 7.1 hereof, in the event of a dissolution, merger, consolidation, or reorganization of the Company, provision may be made by which the Plan will be continued by the successor; and, in that event, such successor shall be substituted for the Company under the Plan. The substitution of the successor shall constitute an assumption of Plan liabilities by the successor, and the successor shall have all of the powers, duties and responsibilities of the Company under the Plan.

	ARTICLE IX.

	MISCELLANEOUS

	Section 9.1 - Status: This Plan is not intended to satisfy the requirements for qualification under Section 401(a) of the Code. It is intended to be an unfunded, non-qualified defined benefit plan which is exempt from the regulatory requirements of ERISA. The Plan shall be construed and administered so as to effectuate this intent.

	Section 9.2 - Governing Law: The Plan shall be construed and enforced in accordance with the laws of the State of New York, except to the extent that such laws are preempted by the federal laws of the United States of America.

	Section 9.3 - Headings: The headings of Articles and sections are included solely for convenience of reference. If there is any conflict between such headings and the text of the Plan, the text shall control.

	Section 9.4 - Nonalienation of Benefits: the right to receive a benefit under the Plan shall not be subject in any manner to anticipation, alienation or assignment, nor shall such right be liable for or subject to debts, contracts, liabilities, engagements or torts.

	Section 9.5 - No Right of Service: Nothing contained in this Plan shall give any Director the right to remain as Director.


FIRST AMENDMENT
TO THE RETIREMENT PLAN FOR NON-EMPLOYEE DIRECTORS OF
FLIGHTSAFETY INTERNATIONAL, INC.

		WHEREAS, FlightSafety International, Inc., a New York corporation (the "Company"), has heretofore maintained the Retirement Plan for Non-Employee Directors of FlightSafety International, Inc. (the "Plan") for the benefit of its non-employee directors; and
		WHEREAS, the Company considers it advisable to amend the Plan in the following respect; and
		WHEREAS, the Board of Directors, pursuant to Article VII of the Plan, has the authority to amend the Plan;
		NOW THEREFORE, effective as of June 14, 1994 (the "Effective Date"), the Company hereby amends the Plan to provide as follows:
		1. Section 4.5 of the Plan is hereby amended by deleting the word "Payment" the first place it appears therein and substituting therefor, "Subject to the provisions of Section 4.7 hereof, payment."
		2. A new Section 4.7 is added to the Plan, reading in its entirety as follows:
			"Section 4.7 Change in Control: Upon the occurrence of a "Change in Control" (as defined below), payment of a Normal Retirement Pension or a Disability Retirement Pension shall be made to a Participant (or to his Eligible Spouse, if any, in accordance with Article V hereof) for ten years, or in the event such Participant dies prior to receiving all of such payments, as provided in Section 5.1.

    			For purposes of this Section 4.7, a "Change in Control" shall be deemed to have occurred if the conditions set forth in any one of the following subsections shall have occurred:

				(a)  any "Person" (as defined below) is or be comes the "Beneficial Owner"
(as defined below), directly or indirectly, of securities of the Company (not including in the securities benefi cially owned by such Person any securities acquired directly from the Company or
its affiliates) representing 30% or more of the combined voting power of the
Company's then outstanding securities (other than any Beneficial Owner with such voting power as of June 14, 1994); or

				(b)  during any period of two consecutive years,
individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a Person who has entered into an agreement with the Company to effect a transaction described in clause (a), (c) or (d) of this subsection) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or

				(c)  the shareholders of the Company approve a
merger or consolidation of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, at least 75% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

				(d)  the shareholders of the Company approve a
plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets.

		"Person" shall have the meaning given in Section 3(a)(9) of the Securities Exchange Act of 1934,as amended from time to time (the "Exchange Act"), as modified and used in Sections 13(d) and 14(d) thereof; however, a Person shall not include (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its subsidiaries, (iii) an underwriter temporarily holdings securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.

		"Beneficial Owner" shall have the meaning defined in Rule 13d-3 under the Exchange Act."

		3. Section 5.1 of the Plan is hereby amended by adding the words "or Section 4.7, as the case may be," following the words "Section 4.5" where they appear in the second paragraph thereof.

		Thus done and signed as of the Effective Date in the presence of the undersigned and competent witness, who hereunto sign their name.

WITNESSES:			FLIGHTSAFETY INTERNATIONAL, INC.
_____________________    By:____________________________
_____________________

EXHIBIT 10(g)

	FLIGHTSAFETY INTERNATIONAL, INC.
	      SEVERANCE AGREEMENT


		THIS SEVERANCE AGREEMENT, dated December 2, 1994, is made by and between FLIGHTSAFETY INTERNATIONAL, INC., a New York corporation (the
"Company"), and                       (the "Executive").

		The Executive is presently employed by the Company as Vice
President-Treasurer.

		The Board recognizes that the Executive's contribution to the growth and success of the Company has been substantial. The Board desires to reinforce and encourage the continued attention and dedication to the Company of the Executive as a member of the Company's management, in the best interest of the Company and its stockholders.

		In order to effect the foregoing, the Company and the Executive wish to enter into this severance agreement ("Agreement") on the terms and conditions set forth below. Accordingly, in consideration of the premises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

		1. Defined Terms. The definition of capitalized terms used in this Agreement is provided in the last Section hereof.

		2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect through December 31, 1995; provided that, commencing on January 1, 1996 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, the Company or the Executive shall have given notice not to extend this Agreement or a Change in Control shall have occurred prior to such January 1; provided, however, that if a Potential Change in Control or a Change in Control shall have occurred during the term of this Agreement (even if subsequent to a notice not to extend), this Agreement shall continue in effect for a period of not less than twelve (12) months beyond the month in which the later of such Potential Change in Control or Change in Control occurred.

		3. Company's Covenants. In order to induce the Executive to remain in the employ of the Company and in consideration of the Executive's covenants set forth in Section 4 hereof, the Company agrees, under the condi tions described herein, to pay the Executive the "Severance Payments" described in Section 6.1 hereof and the other payments and benefits described herein in the event the Executive's employment with the Company is terminated within one
(1) year following a Change in Control and during the term of this Agreement. No amount or benefit shall be payable under this Agreement unless there shall have been (or, under the terms hereof, there shall be deemed to have been) such a termination of the Executive's employment with the Company following a Change in Control. This Agreement shall not be construed as creating an express or implied contract of employment and, except as otherwise agreed in writing between the Executive and the Company, the Executive shall not have any right to be retained in the employ of the Company.

		4. The Executive's Covenants. The Executive agrees that, subject to the terms and conditions of this Agreement, in the event of a Potential Change in Control during the term of this Agreement, the Executive will remain in the employ of the Company until the earliest of (i) a date which is six (6) months from the date of such Potential Change of Control, (ii) the date of a Change in Control, (iii) the date of termination by the Executive of the Executive's employment for Good Reason (determined by treating the Potential Change in Control as a Change in Control in applying the definition of Good Reason), by reason of death, Disability or Retirement, or (iv) the termination by the Company of the Executive's employment for any reason.

		5.  Compensation Other Than Severance Payments.

  		5.1 During the term of this Agreement and following a Change in Control, during any period that the Executive fails to perform the Executive's full-time duties with the Company as a result of incapacity due to physical or mental illness, the Company shall pay the Executive's full salary to the Executive at the rate in effect at the commencement of any such period, together with all compensation and benefits payable to the Executive under the terms of any compensation or benefit plan, program or arrangement maintained by the Company during such period, until the Executive's employment is terminated by the Company for Disability.

		5.2 If the Executive's employment shall be terminated for any reason following a Change in Control and during the term of this Agreement, the Company shall pay the Executive's full salary to the Executive through the Date of Termination at the rate in effect at the time the Notice of Termination is given, together with all compensation and benefits payable to the Executive through the Date of Termination under the terms of any compensation or benefit plan, program or arrangement maintained by the Company during such period. The Company shall pay the Executive's normal post-termination compensation and benefits to the Executive as such payments become due. Such post-termination compensation and benefits shall be determined under, and paid in accordance with, the Company's retirement, insurance and other compensation or benefit plans, programs and arrangements.

		6.  Severance Payments.

		6.1 The Company shall pay the Executive the payments described in this Section 6.1 (the "Severance Payments") upon the termination of the Executive's employment within one (1) year following a Change in Control and during the term of this Agreement, in addition to the payments and benefits described in Section 5 hereof, unless such termination is (i) by the Company for Cause, (ii) by reason of death, Disability or Retirement, or (iii) by the Executive without Good Reason. The Executive's employment shall be deemed to have been terminated following a Change in Control by the Company without Cause or by the Executive with Good Reason if the Executive's employment is termi nated prior to a Change in Control without Cause at the direction or request of a Person who has entered into an agreement with the Company the consummation of which will constitute a Change in Control or if the Executive terminates his employment with Good Reason prior to a Change in Control (determined by treat ing a Potential Change in Control as a Change in Control in applying the definition of Good Reason) if the circumstance or event which constitutes Good Reason occurs at the direction or request of such Person.


			(A) In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, the Company shall pay, within five (5) days after the Date of Termination, to the Executive a lump sum severance payment, in cash, equal to the sum of three times (i) the Executive's annual base salary in effect immediately prior to the occurrence of the event or circumstance upon which the Notice of Termination is based and (ii) the greater of the amount paid to the Executive as bonus compensation for the year preceding the year in which the Date of Termination occurs and the amount of bonus compensation that would have been paid to the Executive for such year if 100% of the Performance Percentage applicable to the bonus award had been realized.

			(B) In lieu of Company Shares issuable upon exercise of outstanding Options (which Options shall be cancelled upon the making of the payment referred to below), the Company shall pay the Executive a lump sum amount, in cash, equal to the product of (i) the excess of (x) in the case of ISOs granted after the date hereof, the closing price of Company Shares as reported on the New York Stock
Exchange Composite Tape on or nearest the Date of Termination (or, if not listed on such exchange, on the nationally recognized exchange or quotation system on which trading volume in Company Shares is highest), or (y) in the case of all other Options, the higher of such closing price or the highest per share price for Company Shares actually paid in connection with any Change in Control, over the per share exercise price of each such Option held by the Executive
(whether or not then fully exercisable), times (ii) the number of Company Shares covered by each such Option.

		(C) For a thirty-six (36) month period after the Date of Termination, the Company shall arrange to provide the Executive with life, disability, accident and health insurance benefits substantially similar to those which the Executive is receiving immediately prior to the Notice of Termination (without giving effect to any reduction in such benefits subsequent to a Potential Change in Control or a Change in Control which reduction constitutes Good Reason). Benefits otherwise receivable by the Executive pursuant to this Section 6.1(C) shall be reduced to the extent comparable benefits are actually received by or made available to the Executive without cost during the twelve (12) month period following the Executive's termination of employment (and any such benefits actually received by the Executive shall be reported to the Company by the Executive).

		(D) The restrictions on all Restricted Shares shall lapse upon the occurrence of a Change in Control.

		6.2 Notwithstanding any other provisions of this Agreement, in the event that any payment or benefit received or to be received by the Executive in connection with a Change in Control or the termination of the Executive's employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a Change in Control or any Person affiliated with the Company or such Person) (all such payments and benefits, including the Severance Payments, being hereinafter called "Total Payments") would be subject (in whole or part), to the Excise Tax, then the Severance Payments shall be reduced to the extent necessary so that no portion of the Total Payments is subject to the Excise Tax (after taking into account any reduction in the Total Payments provided by reason of section 280G of the Code in such other plan, arrangement or agree ment) if (A) the net amount of such Total Payments, as so reduced, (and after deduction of the net amount of federal, state and local income tax on such reduced Total Payments) is greater than (B) the excess of (i) the net amount of such Total Payments, without reduction (but after deduction of the net amount of federal, state and local income tax on such Total Payments), over (ii) the amount of Excise Tax to which the Executive would be subject in respect of such Total Payments. For purposes of determining whether and the extent to which the Total Payments will be subject to the Excise Tax, (i) no portion of the Total Payments the receipt or enjoyment of which the Executive shall have effectively waived in writing prior to the Date of Termination shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which in the opinion of tax counsel selected by the Company does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code (including by reason of section 280G(b)(4)(A) of the Code) and, in calculating the Excise Tax, no portion of such Total Payments shall be taken into account which constitutes reasonable compensation for services actually rendered, within the meaning of section 280G(b)(4)(B) of the Code, in excess of the Base Amount allocable to such reasonable compensation, and (iii) the value of any non-cash benefit or any deferred payment or benefit included in the Total Pay ments shall be determined by the Company in accordance with the principles of sections 280G(d)(3) and (4) of the Code. Prior to the payment date set forth in Section 6.3 hereof, the Company shall provide the Executive with its calculation of the amounts referred to in this Section and such supporting materials as are reasonably necessary for the Executive to evaluate the Company's calculations. If the Executive objects to the Company's calcula tions, the Company shall pay to the Executive such portion of the Severance Payments (up to 100% thereof) as the Executive determines is necessary to result in the Executive receiving the greater of clauses (A) and (B) of this Section.

		6.3 The payments provided for in Section 6.1 (other than Section 6.1(C)) and 6.2 hereof shall be made not later than the fifth (5th) day following the Date of Termination; provided that, if the amounts of such pay ments cannot be finally determined on or before such day, the Company shall pay to the Executive on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments to which the Executive is clearly entitled and shall pay the remainder of such payments as soon as the amount thereof can be determined but in no event later than the thirtieth
(30th) day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to the Executive, payable on the fifth (5th) business day after demand by the Company (together with interest at the rate provided in section 1274(b)(2)(B) of the Code). At the time that payments are made under this Section, the Company shall provide the Executive with a written statement setting forth the manner in which such payments were calculated and the basis for such calculations including, without limitation, any opinions or other advice the Company has received from outside counsel, auditors or consultants (and any such opinions or advice which are in writing shall be attached to the statement).

		6.4 The Company also shall pay to the Executive all legal fees and expenses incurred by the Executive as a result of a termination which entitles the Executive to the Severance Payments (including all such fees and expenses, if any, incurred in disputing any such termination or in seeking in good faith to obtain or enforce any benefit or right provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of section 4999 of the Code to any payment or benefit provided hereunder). Such payments shall be made within five (5) business days after delivery of the Executive's written requests for payment accompanied with such evidence of fees and expenses incurred as the Company reasonably may require.

		7.  Termination Procedures and Compensation During Dispute.

		7.1 Notice of Termination. After a Change in Control and during the term of this Agreement, any purported termination of the Executive's employment (other than by reason of death) shall be communicated by written Notice of Termination from one party hereto to the other party hereto in accordance with Section 10 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. Further, a Notice of Termination for Cause is required to include a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board which was called and held for the purpose of considering such termination (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, the Executive was guilty of conduct set forth in clause (i) or (ii) of the definition of Cause herein, and specifying the particulars thereof in detail.


		7.2 Date of Termination. "Date of Termination", with respect to any purported termination of the Executive's employment after a Change in Control and during the term of this Agreement, shall mean (i) if the Execu tive's employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the full-time performance of the Executive's duties during such thirty (30) day period), and (ii) if the Executive's employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a termination by the Company, shall not be less than thirty (30) days (except in the case of a termination for Cause) and, in the case of a termination by the Executive, shall not be less than fifteen (15) days nor more than sixty
(60) days, respectively, from the date such Notice of Termination is given).

		7.3 Dispute Concerning Termination. If within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section 7.3), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally resolved, either by mutual written agreement of the parties or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); provided that, the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence.

		7.4 Compensation During Dispute. If a purported termination occurs following a Change in Control and during the term of this Agreement, and such termination is disputed in accordance with Section 7.3 hereof, the Company shall continue to pay the Executive the full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, any bonus payments) and continue the Executive as a participant in all compensa tion, benefit and insurance plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with Section 7.3 hereof. Amounts paid under this
Section 7.4 are in addition to all other amounts due under this Agreement (other than those due under Section 5.2 hereof) and shall not be offset against or reduce any other amounts due under this Agreement.

		8. No Mitigation. The Company agrees that, if the Execu tive's employment by the Company is terminated during the term of this Agreement, the Executive is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Executive by the Company pursuant to Section 6 or Section 7.4. Further, the amount of any payment or benefit provided for in Section 6 (other than Section 6.1(C)) or Section 7.4 shall not be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Executive to the Company, or otherwise.

		9.  Successors; Binding Agreement.

		9.1 In addition to any obligations imposed by law upon any successor to the Company, the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive were to terminate the Executive's employment for Good Reason after a Change in Control, except that, for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

		9.2 This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive shall die while any amount would still be payable to the Executive hereunder (other than amounts which, by their terms, terminate upon the death of the Executive) if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the executors, personal representatives or administrators of the Executive's estate.

		10. Notices. For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon actual receipt:

			To the Company:

			FlightSafety International, Inc.
			Marine Air Terminal
			LaGuardia Airport
			Flushing, New York 11371
			Attention:  President

			To the Executive:






		11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of New York. All references to sections of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law and any additional withholding to which the Executive has agreed. The obligations of the Company and the Executive under Sections 6 and 7 shall survive the expiration of the term of this Agreement.

		12. Validity. The invalidity or unenforce-ability or any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

		13. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

		14. Settlement of Disputes; Arbitration. All claims by the Executive for benefits under this Agreement shall be directed to and determined by the Board and shall be in writing. Any denial by the Board of a claim for benefits under this Agreement shall be delivered to the Executive in writing and shall set forth the specific reasons for the denial and the specific provisions of this Agreement relied upon. The Board shall afford a reasonable opportunity to the Executive for a review of the decision denying a claim and shall further allow the Executive to appeal to the Board a decision of the Board within sixty (60) days after notification by the Board that the Executive's claim has been denied. Any further dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in New York, New York in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of the Executive's right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

		15. Definitions. For purposes of this Agreement, the following terms shall have the meanings indicated below:

		(A) "Base Amount" shall have the meaning defined in section 280G(b)(3) of the Code.

		(B) "Beneficial Owner" shall have the meaning defined in Rule 13d-3 under the Exchange Act.

		(C)  "Board" shall mean the Board of Directors of the Company.

		(D) "Cause" for termination by the Company of the Executive's employment, after any Change in Control, shall mean (i) the willful and continued failure by the Executive to substantially perform the Executive's duties with the Company (other than any such failure resulting from the Executive's incapacity due to physical or mental illness or any such actual or anticipated failure after the issuance of a Notice of Termination for Good Reason by the Executive pursuant to Section 7.1) after a written demand for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed the Executive's duties, or (ii) the willful engaging by the Executive in conduct which is demonstrably and materi ally injurious to the Company or its subsidiaries, monetarily or otherwise. For purposes of clauses (i) and (ii) of this definition, no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's act, or failure to act, was in the best interest of the Company.

		(E) A "Change in Control" shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

				(i)  any Person is or becomes the Beneficial
Owner, directly or indirectly, of securities of the Company
(not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 30% or more of the combined voting power of the Company's then outstanding securities
(other than any Beneficial Owner with such voting power as of the date of this Agreement); or

				(ii)  during any period of two consecutive
years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a Person who has entered into an agreement with the Company to effect a transaction described in clause (i), (iii) or (iv) of this paragraph) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds
(2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previ ously so approved, cease for any reason to constitute a majority thereof; or

				(iii)  the shareholders of the Company ap
prove a merger or consolidation of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, at least 75% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

				(iv)  the shareholders of the Company approve
a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets.

Notwithstanding the foregoing, a Change in Control shall not include any event, circumstance or transaction occurring during the six-month period following a Potential Change in Control which results from the action of any entity or group which includes, is affiliated with or is wholly or partly controlled by one or more executive officers of the Company, including the Executive (a "Man agement Group"); provided that, such action shall not be taken into account for this purpose if it occurs within a six-month period following a Potential Change in Control resulting from the action of any Person which is not a Management Group.

		(F) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

		(G) "Company" shall mean FlightSafety International, Inc., a New York corporation, and any successor to its business and/or assets which assumes and agrees to perform this Agreement by operation of law, or otherwise (except in determining, under Section 15(E) hereof, whether or not any Change in Control of the Company has occurred in connection with such succession).

		(H) "Company Shares" shall mean shares of common stock of the Company or any equity securities into which such shares have been converted.

		(I)  "Date of Termination" shall have the meaning stated in
Section 7.2 hereof.

		(J) "Disability" shall be deemed the reason for the termina tion by the Company of the Executive's employment, if, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from the full-time performance of the Executive's duties with the Company for a period of six (6) consecutive months, the Company shall have given the Executive a Notice of Termination for Disability, and, within thirty
(30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of the Executive's duties.

		(K) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

		(L)  "Excise Tax" shall mean any excise tax imposed under
section 4999 of the Code.

		(M) "Executive" shall mean the individual named in the first paragraph of this Agreement.

		(N) "Good Reason" for termination by the Executive of the Executive's employment shall mean the occurrence (without the Executive's express written consent) of any one of the following acts by the Company, or failures by the Company to act, unless, in the case of any act or failure to act described in paragraph (i), (v), (vi), (vii), or (viii) below, such act or failure to act is corrected prior to the Date of Termination specified in the Notice of Termination given in respect thereof:

				(i)  the assignment to the Executive of any
duties inconsistent with the Executive's status as a senior executive officer of the Company or a substantial adverse alteration in the nature or status of the Executive's responsibilities from those in effect immediately prior to the Change in Control;

				(ii)  a reduction by the Company in the
Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time;

				(iii) the relocation of the Company's princi
pal executive offices to a location outside the New York City
Metropolitan Area (or, if different, the metropolitan area in which such offices are located immediately prior to the Change in Control) or the Company's requiring the Executive to be based anywhere other than the Company's principal executive offices except for required travel on the Company's business to an extent substantially consistent with the Executive's present business travel obligations;

				(iv)  the failure by the Company, without the
Executive's consent, to pay to the Executive any portion of the Executive's current compensation, or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company, within seven (7) days of the date such compensation is due;

				(v)  the failure by the Company to continue
in effect any compensation plan in which the Executive participates immediately prior to the Change in Control which is material to the Executive's total compensation, including but not limited to any stock option, restricted stock, stock appreciation right, incentive compensation, bonus and other plans or any substitute plan(s) adopted prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue the Executive's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the Executive's participation relative to other participants, as existed at the time of the Change in Control;

				(vi)  the failure by the Company to continue
to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Company's pension, life insurance, medical, health and accident, or disability plans in which the Executive was participating at the time of the Change in Control, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by the Executive at the time of the Change in Control, or the failure by the Company to provide the Executive with the number of paid vacation days to which the Executive is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the time of the Change in Control; or

				(vii) any purported termination of the
Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Section
9.1; for purposes of this Agreement, no such purported termination shall be effective.

		The Executive's right to terminate the Executive's employment for Good Reason shall not be affected by the Executive's incapacity due to physical or mental illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder.

		(O) "ISOs" shall mean options qualifying as incentive stock options under section 422 of the Code.

		(P)  "Notice of Termination" shall have the meaning stated in
Section 7.1 hereof.

		(Q) "Options" shall mean options for Company Shares granted to the Executive under the Company's 1979 Stock Option Plan, 1982 Stock Option Plan and 1992 Stock Option Plan, other than ISOs granted on or before the date of this Agreement and ISOs which have not become exercisable on the Date of Termination.

		(R) "Performance Percentage" shall mean the percentage of the bonus base of the Executive's annual salary determined by the Compensation Committee of the Board of Directors to have been achieved by the Executives.

		(S) "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof; however, a Person shall not include (i) the Company or any of its subsidiaries,
(ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its subsidiaries, (iii) an underwriter temporari ly holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.

		(T) "Potential Change in Control" shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs shall have been satisfied:

				(i)  the Company enters into an agreement,
the consummation of which would result in the occurrence of a Change in Control;

				(ii)  the Company or any Person publicly an
nounces an intention to take or to consider taking actions which, if consummated, would constitute a Change in Control;

				(iii)  any Person after the date of this
Agreement becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 15% or more of the combined voting power of the Company's then outstanding securities (other than (i) a person who acquires voting securities of the Company by devise or by operation of the laws of descent and distribution or interstate succession from any Person who is a Beneficial Owner with such voting power as of the date of this Agreement or (ii) any Person who acquires securities with such voting power directly from the Company or its affiliates); or

				(iv)  the Board adopts a resolution to the
effect that, for purposes of this Agreement, a Potential
Change in Control has occurred.

		(U) "Restricted Shares" shall mean Company Shares awarded pursuant to the 1984 Restricted Stock Compensation Plan of the Company.

		(V) "Retirement" shall be deemed the reason for the termina tion by the Company or the Executive of the Executive's employment if such employment is terminated in accordance with the Company's retirement policy, not including early retirement, generally applicable to its salaried employees, as in effect immediately prior to the Change in Control, or in accordance with any retirement arrangement established with the Executive's consent with respect to the Executive.

		(W) "Severance Payments" shall mean those payments described in Section 6.1 hereof.

		(X) "Shares" shall mean shares of the common stock, $.10 par value, of the Company.

		(Y)  "Total Payments" shall mean those payments described in
Section 6.2 hereof.


					FLIGHTSAFETY INTERNATIONAL, INC.



					By
					  Name:
					  Title:



ANNUAL REPORT
Selected pages from the Annual Report of FlightSafety International for 1994

Five Year Financial Highlights
FlightSafety International, Inc.
                 1994          1993          1992          1991          1990
Training
Revenues    $271,743,000  $244,784,000  $239,434,000  $229,777,000  $234,790,000
Product
Sales         29,556,000    52,312,000    39,001,000    37,864,000    38,092,000
Operating
Revenues     301,299,000   297,096,000   278,435,000   267,641,000   272,882,000
Operating
Costs and
Expenses     147,603,000   151,575,000   132,362,000   131,101,000   125,409,000
Depreci-
ation and
Amorti-
zation        46,711,000    44,337,000    39,951,000    36,337,000    30,937,000
Income
from
Operations   106,985,000   101,184,000   106,122,000   100,203,000   116,536,000
Income Taxes  41,491,000    43,135,000    45,706,000    38,152,000    44,064,000
                               (2)
Net Income    74,475,000    66,414,000    82,309,000    72,442,000    84,732,000
                               (2)           (3)                        (4)(5)
Net Income
per Share          $2.35         $2.01         $2.39         $2.11         $2.48
                                   (2)           (3)                      (4)(5)
Cash
Dividends
Declared
per Share           $.44          $.38          $.32          $.26          $.22

Total Assets 792,929,000   753,934,000   814,486,000   690,594,000   620,998,000
Long-term
Debt          39,813,000    41,572,000    44,630,000    29,653,000    35,086,000
Shareholders
Equity       560,404,000   526,433,000   564,409,000   490,433,000   423,234,000
                    (1)           (1)
Purchase of
Equipment
 and
Facilities    64,417,000    64,004,000    68,290,000    49,458,000    78,932,000
Working
Capital      202,173,000   178,125,000   231,503,000   184,458,000   126,737,000

(1) Shareholders equity was reduced by $29.2 million in 1994 and $94.2 million in 1993 to reflect the repurchase of approximately 0.8 million and 2.5 million shares, respectively, of the Company s common stock.

(2) Due to an increase in the federal income tax rate in 1993, additional deferred income tax liabilities of $3.4 million, or 10 cents per share, were recorded in 1993 related to temporary differences that arose in prior years.

(3) In July 1992, the Company sold its minority financial interest in a European venture to the majority shareholder for a pre-tax gain of $12.6 million which increased net income by $7.7 million, or 22 cents per share.

(4) In 1990, the Company realized a pre-tax loss of $5.9 million on sales of marketable securities which decreased net income by $3.7 million, or 11 cents per share.

(5)  Reflects implementation of Statement of Financial Accounting Standards
No.96- Accounting for Income Taxes, which increased net income by $9.0 million, or 26 cents per share, in 1990.

Common Stock Price Range and Dividend Information
1994
                                    Dividends
Quarter           High      Low       Paid

First            43 5/8    33 5/8     $.10

Second           39 1/4    35 1/4     $.10

Third            39 1/8    35 3/4     $.10

Fourth           41 1/2    36 7/8     $.12

1993

                                    Dividends
Quarter           High      Low       Paid

First            43 7/8    34 1/4     $.09

Second           42 3/8    34 3/4     $.09

Third            40 1/2    32 5/8     $.09

Fourth           36 7/8    33 1/8     $.10

FlightSafety International, Inc. common stock is listed on the New York Stock
Exchange and is traded under the symbol FSI.

There were approximately 10,800 shareholders on January 12, 1995, including individual participants in security position listings. Dividends have been paid each quarter since the start of the cash dividend program in the third quarter of 1976.

                      Page 1

Management's Discussion and Analysis
of Results of Operations and Financial Condition

Results of Operations 1994 Compared with 1993

Training revenues increased by $27.0 million, or 11 percent, in 1994 as compared to 1993. Business aviation training revenues increased by $10.6 million primarily because of increased demand for the Company s training services. Commercial airline training revenues increased by $4.5 million as demand from South American customers increased and from the continued expansion of the Company s Airline New Hire Program. Primary flight training revenues increased by $2.0 million, primarily from more individual pilots seeking careers as professional pilots. There was also an increase in training revenues of $7.8 million from two aircrew training systems contracts with the U.S. Air Force. The most significant of which was for training of KC-135 tanker aircraft crews, and included contract revenues of $1.9 million related to an equivalent amount of retroactive salary and benefit expenses from October 1, 1992 paid to employees in accordance with the United States Government Services Contract Act.

Product sales in 1994 decreased $22.8 million, or 44 percent, from 1993. The decrease in product sales was primarily attributable to a decrease in market demand and customer orders for equipment being produced by the Company s Simulation Systems Division.

Total expenses decreased $1.6 million, or one percent, in 1994 as compared to 1993. Salary expense increased $6.6 million principally due to additional personnel hired for the U.S. Air Force KC-135 contract and the retroactive salary paid as indicated above. Depreciation and amortization increased by $2.4 million due to a full year of depreciation on simulators added in 1993 and a partial year of depreciation for simulators added in 1994. General and administrative expenses increased by $3.3 million primarily because of costs associated with the KC-135 contract with the U.S. Air Force and increases in employee benefit costs. Operating expenses increased by $1.9 million primarily from increases in costs of training supplies and simulator maintenance. Cost of product sales decreased by $15.7 primarily from the related decrease in product sales. Research and development expenditures incurred by the Visual Simulation Systems Division amounted to $1.2 million in 1994 ($3.2 million in 1993) and are included in cost of product sales. The decrease in gross profit margin of product sales to 19.5% in 1994 from 24.6% in 1993 was principally due to an increased percentage of sales to the U.S. Government which have lower profit margins.

Interest and other income increased by $0.8 million in 1994 as compared to 1993 principally due to proceeds from the corporate owned life insurance policies. Interest expense increased primarily from higher interest rates in 1994 on the Company s borrowings and increases in borrowings against the cash surrender value of corporate owned life insurance policies.

Income taxes decreased by $1.6 million, or four percent, in 1994 as compared to 1993 due primarily to the additional deferred income tax liability recorded in 1993 offset by increased taxable income in 1994 as compared to 1993. The effective income tax rate decreased to 35.8% in 1994 from 39.4% in 1993 primarily due to the previously mentioned deferred income taxes recorded in 1993.

Earnings per share and net income increased by 17 percent and 12 percent to $2.35 per share from $2.01 per share and $74,475,000 from $66,414,000 in 1994 as compared to 1993, respectively. The higher percentage increase of earnings per share than net income is a result of the Company s stock repurchase program and its corresponding effect on the weighted average shares outstanding.

In December 1994, the Company divested itself of PowerSafety International, Inc. to focus on its core business. The divestiture had no significant effect on the Company s financial statements.

Inflation continued to increase operating costs and costs of equipment and facilities during 1994. The Company expects to recover its additional costs due to inflation with increases in volume and prices.

Financial Condition

In 1994, $118.4 million of cash was provided by operations and $10.3 million was provided by additional borrowings against the cash surrender value of corporate owned life insurance. Cash was principally used to purchase equipment and facilities ($64.4 million), repurchase common stock ($29.2 million), purchase short-term investments ($16.0 million), pay dividends ($13.9 million) and pay corporate owned life insurance premiums ($7.5 million).

Accounts receivable at December 31, 1994 increased by $10.8 million, or 22 percent, from December 31, 1993 due primarily to an increase in amounts billed in the 1994 fourth quarter as compared to the 1993 fourth quarter.

In 1995, the Company expects to spend in excess of $55 million for additional equipment and facilities. If appropriate market conditions exist, the Company will continue to repurchase shares of its common stock. The Board of Directors increased the shares authorized for the stock repurchase program from 3,000,000 shares to 4,000,000 shares on December 3, 1993. The Company expects to fund these items with cash provided by operations and short-term investments. As of December 31, 1994, the Company had repurchased 3,291,700 shares of its common stock.

Results of Operations 1993 Compared with 1992

Training revenues increased by $5.4 million, or two percent, in 1993 as compared to 1992. Business aviation training revenues increased by $6.3 million primarily because of new business aircraft simulators that were added and increases in initial training related to new aircraft deliveries in the fourth quarter of 1993. Commercial airline training revenues increased by $3.9 million as demand from South American and Asian customers increased and as a result of the continued success of the Company s New Hire Program. There was also an increase in training revenues of $10.2 million from a contract with the U.S. Air Force to train KC-135 tanker aircraft crews. These increases were offset by lower revenues of $8.9 million from the U.S. Air Force C-5 contract and $2.9 million in primary flight training.

Product sales in 1993 increased $13.3 million, or 34 percent, from 1992. The increase in product sales was primarily attributable to sales of visual systems by the Visual Simulation Systems Division which was acquired in January 1993. Total expenses increased $23.6 million, or 14 percent, in 1993 as compared to 1992. Salary expense increased $6.7 million principally due to additional personnel hired for the U.S. Air Force KC-135 contract. Depreciation and amortization increased by $4.4 million due to a full year of depreciation on simulators added in 1992 and a partial year of depreciation for simulators added in 1993. General and administrative expenses increased primarily because of costs associated with the KC-135 contract with the U.S. Air Force. These increases were offset by a net decrease in operating expenses of $0.5 million primarily due to a $3.6 million reduction of effort for the U.S. Air Force C-5 contract offset by increases in operating expenses from the KC-135 contract. Cost of product sales increased by $11.8 million principally due to sales of visual systems. Research and development expenditures incurred by the Visual Simulation Systems Division amounted to $3.2 million and are included in cost of product sales. The decrease in gross profit margin to 24.6% in 1993 from 29.1% in 1992 was principally due to the research and development expenditures in cost of product sales.

Interest and other income decreased by $1.7 million in 1993 as compared to 1992 principally due to lower investment balances in 1993 resulting from funds used for the Company s stock repurchase program. Interest expense decreased primarily from lower interest rates in 1993 on the Company s borrowings against the cash surrender value of corporate-owned life insurance policies.

                      Page 14

Consolidated Statements of Income
                                        Year ended December 31,
                                  1994           1993           1992
Revenues:
Training revenues            $271,743,000   $244,784,000   $239,434,000
Product sales                  29,556,000     52,312,000     39,001,000
                              301,299,000    297,096,000    278,435,000

Costs and Expenses:
Salaries and wages             71,479,000     64,923,000     58,268,000
Depreciation
and amortization               46,711,000     44,337,000     39,951,000
General
and administrative             27,144,000     23,868,000     22,612,000
Operating expenses             25,173,000     23,317,000     23,817,000
Cost of product sales          23,807,000     39,467,000     27,665,000
                              194,314,000    195,912,000    172,313,000

Income from operations        106,985,000    101,184,000    106,122,000
Other income (expense):
Gain on sale of interest
in European venture                                          12,600,000
Interest and
other income                   11,303,000     10,539,000     12,259,000
Interest expense               (2,322,000)    (2,174,000)    (2,966,000)

Income before
income taxes                  115,966,000    109,549,000    128,015,000
Income taxes                   41,491,000     43,135,000     45,706,000

Net income for the year      $ 74,475,000   $ 66,414,000   $ 82,309,000

Net income per share                $2.35          $2.01          $2.39

Averageshares outstanding      31,706,635     33,089,261     34,409,501

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                      Page 15

Consolidated Balance Sheets

                                                      December 31,
Assets                                         1994                  1993
Current Assets:
Cash                                    $    2,062,000        $    2,100,000
Short-term investments                     194,930,000           178,949,000
Accounts receivable, less
allowance for doubtful
accounts of $1,433,000
($1,442,000 in 1993)                        59,718,000           48,963,000
Inventories                                 14,330,000           14,605,000
Prepaid expenses and other
current assets                              10,336,000            8,586,000

     Total Current Assets                  281,376,000          253,203,000

Equipment and facilities,
at cost                                    806,651,000          744,408,000
Less-accumulated depreciation
and amortization                          (336,590,000)        (291,030,000)

                                           470,061,000          453,378,000

Intangible and other assets                 41,492,000           47,353,000

                                          $792,929,000         $753,934,000

                                                      December 31,
Liabilities and Shareholders Equity            1994                 1993

Current Liabilities:
Current portion of
long-term debt                              $1,759,000        $   1,819,000
Accounts payable
and accrued expenses                        36,648,000           36,964,000
Income taxes payable                         8,230,000            5,299,000
Unearned income for
contract training                           32,566,000           30,996,000

     Total Current Liabilities              79,203,000           75,078,000

Long-term debt                              39,813,000           41,572,000
Deferred income taxes                      108,308,000          103,515,000
Other liabilities                            5,201,000            7,336,000

     Total Liabilities                     232,525,000          227,501,000

Shareholders Equity:
 Common stock-par value $.10 per
 share
        Authorized-100,000,000
        shares
        Issued and outstanding-
        31,315,429 shares
        (32,007,558 in 1993)                 3,132,000           3,201,000
 Capital in excess of par value             33,217,000          30,778,000
 Retained earnings                         525,661,000         494,161,000

                                           562,010,000         528,140,000
 Restricted stock compensation              (1,606,000)         (1,707,000)

     Total Shareholders Equity             560,404,000         526,433,000

Commitments and contingencies                        0                   0

                                          $792,929,000        $753,934,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                      Page 16

Consolidated Statements of Cash Flows

                                                Year ended December 31,
                                             1994          1993         1992
Increase (decrease) in cash

Cash flows from operating activities:

Net income                              $ 74,475,000  $ 66,414,000  $82,309,000

Items in net income not using cash:
Depreciation and amortization             46,711,000    44,337,000   39,951,000
Provision for losses
on accounts receivable                       300,000       519,000      534,000
Deferred income taxes                      6,194,000    12,593,000    4,234,000
Increase in cash surrender value
of corporate owned life insurance,
net of premiums                           (1,617,000)   (1,396,000)    (600,000)
Other, net                                   633,000       833,000      488,000

Changes in working capital
other than cash:
Decrease (increase) in inventory             275,000   (4,747,000)   (8,575,000)
(Increase) decrease in
accounts receivable                      (11,055,000)  (8,124,000)    4,137,000
(Increase) in prepaid expense
and other current assets                  (1,750,000)    (129,000)     (747,000)
(Decrease) increase in accounts
payable and accrued expenses                (316,000)  (3,880,000)    8,417,000
Increase (decrease) in
income taxes payable                       2,931,000   (1,885,000)    1,335,000
Increase in unearned income                1,570,000      871,000     2,044,000

   Net cash provided by
   operating activities                  118,351,000  105,406,000   133,527,000


Cash flows from investing activities:

Capital expenditures                     (64,417,000) (64,004,000)  (68,290,000)
Corporate owned life
insurance premiums                        (7,453,000)  (7,450,000)   (7,310,000)
(Increase) decrease
in short-term investments                (15,981,000)  97,416,000   (74,943,000)
Intangible assets arising
from acquisition                                       (6,916,000)
Other                                      1,124,000    2,785,000       766,000

Net cash (used) provided by
investing activities                     (86,727,000)  21,831,000  (149,777,000)

Cash flows from financing activities:
Repurchase of common stock               (29,172,000) (94,190,000)
Long-term borrowings                                                 25,170,000
Portion of long-term
borrowings withdrawn from
(placed in) construction
fund held by trustee, net                  1,971,000    8,216,000   (10,187,000)
Proceeds from short-term borrowings                                  18,500,000
Repayment of short-term
borrowings and long-term debt             (1,819,000) (29,932,000)   (9,010,000)
Increase in long-term
borrowings against cash
surrender value of corporate-
owned life insurance                      10,273,000
Cash dividends                           (13,880,000) (12,431,000)  (11,018,000)
Exercise of stock options                  2,366,000    2,027,000     2,558,000
Effect of tax leases                      (1,401,000)  (1,138,000)     (833,000)

Net cash (used) provided by
financing activities                     (31,662,000)(127,448,000)   15,180,000

Net (decrease) in cash                       (38,000)    (211,000)   (1,070,000)
Cash at beginning of year                  2,100,000    2,311,000     3,381,000

Cash at end of year                     $  2,062,000 $  2,100,00  $   2,311,000


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Note Notes to Consolidated Financial Statements



Note 1- Summary of Significant Accounting and Reporting Policies

Consolidation and Reporting
The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries.

The Company operates primarily in one industry segment: training.
Training activities include advanced training of professional pilots and crews, primary training for individuals to obtain private or commercial pilot licenses, training in the maintenance of aircraft, design and implementation of integrated training systems and training crews of large ocean-going vessels in ship and cargo handling. The Company is also engaged in the manufacture and sale of products including simulators and visual systems. The Company s clients include corporations, commercial airlines, ship operators, the military and other government agencies.

Revenues
Revenue from training is recognized when the training is provided except for revenue from training provided pursuant to annual contracts which is recognized on the straight-line method over the life of the contract. Revenues and costs arising from product sales are accounted for principally under the percentage of completion method.

Depreciation and Amortization
Depreciation is provided on the straight-line method over estimated useful lives as follows:
simulators, training equipment and spare parts, 4 to 20 years; buildings, 25 to 40 years; and furniture, fixtures and equipment, 4 to 10 years. Leasehold improvements, including buildings on leased property, are amortized over the life of the lease or the life of the improvement, whichever is shorter.

Interest is capitalized as an integral component of cost during the construction period of simulators and facilities and is amortized over the life of the related assets.

Short-term Investments
Short-term investments consist primarily of state and municipal obligations and are stated at amortized cost, which approximates market value.

Common Stock Repurchase
The Company records the repurchase of its common stock by reducing the common stock account by the par value of the common stock purchased and reducing retained earnings by the amounts in excess of par value. Repurchased common stock is cancelled and returned to the Company s authorized and unissued common shares.

Amortization of Intangible Assets
Intangible assets arose principally from the acquisitions of a subsidiary in 1988 and a division in 1993 and are amortized over periods from 3 to 20 years.

Income Taxes
The Company records income taxes in accordance with Statement of Financial Accounting Standards No.109- Accounting for Income Taxes, which was adopted in 1993 and had no effect on the Company s financial statements since the Company had previously recorded income taxes in accordance with Statement of Financial Accounting Standards No. 96.

Net Income Per Share
Net income per share is based upon the weighted average number of shares outstanding during each year. Stock options have not been included in the calculation of net income per share because their inclusion would not have a significant dilutive effect.


Note 2- Acquisition

On January 29, 1993, the Company purchased the assets of the Visual Simulation Systems business unit of McDonnell Douglas Corporation. The assets purchased included accounts receivable, inventory, contracts in process, furniture, fixtures and various intangible assets arising from the acquisition. The new Division manufactures computer generated image display systems for aircraft simulators, under the trade name VITAL, at its St. Louis, Missouri facility.

Notes to Consolidated Financial Statements

Note 3- Equipment and Facilities
                                                           December 31,
                                                      1994              1993
Simulators, training equipment
and spare parts                                   $636,009,000      $587,297,000
Land and buildings                                  69,311,000        63,737,000
Furniture, fixtures
and equipment                                       32,296,000        30,095,000
Leasehold improvements                               6,168,000         5,253,000
Construction-in-progress                            62,867,000        58,026,000

                                                  $806,651,000      $744,408,000

Note 4- Income Taxes
Analysis of income tax provision                    Year ended December 31,
                                        1994           1993           1992

Currently payable                    $36,698,000    $31,680,000    $42,305,000
Deferred income taxes                  6,194,000     12,593,000      4,234,000
Effect of tax leases                  (1,401,000)    (1,138,000)      (833,000)

Income taxes as recorded             $41,491,000    $43,135,000    $45,706,000


State and local income taxes amounted to $5,591,000 in 1994 ($5,645,000 in 1993 and $6,760,000 in 1992). Foreign income before taxes and foreign income taxes were not material. The principal temporary difference generating deferred income taxes in the current year and past years is depreciation of equipment and facilities which is recognized in different years for financial reporting than for tax reporting. Due to an increase in the federal income tax rate in 1993, additional deferred income tax liabilities of $3.4 million were recorded in 1993 related to temporary differences that arose in prior years.



Analysis of effective tax rate
                                             Year ended December 31,
                          1994                 1993                1992

                        Amount     %         Amount    %         Amount    %
Federal income tax
at statutory rate    $40,588,000  35.0%   $38,343,000  35.0%  $43,525,000  34.0%
State income taxes,
net of federal
tax benefit            3,634,000   3.1      3,727,000   3.4     4,462,000   3.5
Tax exempt
investment income     (3,496,000) (3.0)    (2,890,000) (2.6)   (3,601,000) (2.8)
Effect of federal
tax rate increase
on previously
provided deferred
income tax
liabilities                                3,427,000   3.1
Other, net               765,000   .7        528,000    .5     1,320,000    1.0

Income taxes as
recorded             $41,491,000 35.8%   $43,135,000  39.4%  $45,706,000   35.7%

The Company does not provide taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings due to tax rates in foreign jurisdictions in which the Company has operations approximating or exceeding the U.S. statutory income tax rates.

The Company made tax payments of $33.9 million in 1994 ($33.5 million in 1993 and $40.9 million in 1992).

Notes to Consolidated Financial Statements

Note 5- Long-term Debt
                                                         December 31,
                                                     1994            1993
Industrial development obligations
due 1995-2012                                    $37,170,000     $37,930,000
Capitalized lease obligation                       4,402,000       5,461,000
Less-current portion of
long-term debt                                    (1,759,000)     (1,819,000)

                                                 $39,813,000     $41,572,000

The Company s industrial development obligations had variable rates between
2.1 and 5.8 percent during 1994. The weighted average interest rate for the above borrowings was 3.6 percent in 1994 (3.3 percent in 1993). At December 31, 1994, approximately $15 million of the Company s assets were pledged as security for the industrial development obligations. Under the most restrictive covenants, the Company must maintain positive working capital, a long-term debt to net worth ratio of less than 0.75 to 1.0 and a minimum net worth of $100 million.

Intangible and other assets include investments in corporate-owned life insurance which have a cash surrender value of $52.7 million offset by borrowings against cash surrender values of $30.6 million at December 31, 1994 ($43.6 million and $20.3 million, respectively, at December 31, 1993). In 1994, the interest rate on borrowings against cash surrender value of corporate owned life insurance was 8.9 percent (9.3 percent in 1993).

The amounts of debt payable in the five years subsequent to 1994 are:
$1,759,000 in 1995 and 1996, $1,259,000 in 1997, $1,224,000 in 1998 and
no debt payable in 1999.

The Company paid interest of $1,506,000 in 1994, $2,402,000 in 1993 and $2,605,000 in 1992, net of amounts capitalized. The amount of interest capitalized was $1,484,000 in 1994 ($1,543,000 in 1993 and $2,262,000 in 1992).


Note 6- Retirement Plans

Substantially all employees of the Company and all but one of its domestic subsidiaries are eligible to participate in the Company s noncontributory defined benefit retirement plan. Benefits are based principally on years of service and compensation during an employee s career. An employee becomes vested upon completion of five years of service or the attainment of age 55 and is entitled to receive a minimum monthly benefit at normal retirement age. The Company also has a defined Contribution Plan for certain employees. Pension cost amounted to $1,821,000 in 1994 ($1,799,000 in 1993 and $1,225,000 in 1992).

The Company s funding policy is to contribute amounts sufficient to meet the requirements of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate. The assets of the Plan include insurance contracts, marketable equity securities and mutual funds.

Notes to Consolidated Financial Statements

The funded status as of the following measurement dates were:

                                               December 31,
                                  1994            1993            1992
Plan assets at fair value     $24,154,000     $22,212,000     $17,910,000

Actuarial present value
of benefits for service
rendered to date:
Accumulated benefits based
 on salaries to date,
 including vested benefits
 of $17,584,000
 ($14,998,000 in 1993
 and $11,095,000 in 1992)      18,118,000      15,419,000     11,419,000
Additional benefits based
 on estimated future
 salary levels                  5,103,000       6,150,000      4,470,000

Projected
 benefit obligation            23,221,000      21,569,000     15,889,000
Plan assets in excess
 of projected benefit
 obligations                      933,000         643,000      2,021,000
Unrecognized net
 actuarial (gain) loss            686,000         555,000     (1,296,000)
Unamortized transition
 net asset                       (996,000)     (1,060,000)    (1,124,000)

Prepaid pension asset
(accrued liability)          $    623,000    $    138,000   $   (399,000)

Net periodic pension cost
 included the following components:
Service cost-benefits
 earned during the period    $  1,930,000    $  1,810,000   $ 1,456,000
Interest cost on
 projected benefit
 obligation                     1,510,000       1,307,000     1,103,000
Actual return on
 plan assets                       59,000      (2,173,000)   (1,750,000)
Net amortization
 and deferral                  (1,678,000)        855,000       416,000

Net pension cost             $  1,821,000    $  1,799,000   $ 1,225,000

The assumed discount rate in computing the projected benefit obligation was 7 percent, the assumed rate of compensation increase was 4 percent and the assumed long-term rate of return on plan assets was 7 percent. Asset gains and losses are deferred in the year generated and amortized in future years over the average remaining service period of active participants.

Notes to Consolidated Financial Statements

Note 7- Shareholders  Equity

Changes in issued common stock, capital in excess of par value and retained earnings for the three years ended December 31, 1994 were as follows:

                              Common Stock
                                                 Capital in excess     Retained
                       Shares         Amount       of par value        Earnings
Balance,
December 31, 1991    34,371,345     $3,437,000     $25,787,000     $462,825,000
Net income                                                           82,309,000
Exercise of stock
 options, net            84,145          9,000       2,549,000
Restricted stock
 compensation
 plan, net                1,118                        189,000
Dividends declared                                                  (11,018,000)

Balance,
December 31, 1992    34,456,608      3,446,000     28,525,000       534,116,000
Net income                                                           66,414,000
Exercise of stock
 options, net            62,321          6,000      2,021,000
Restricted stock
 compensation
 plan, net                5,529          1,000        232,000
Dividends declared                                                  (12,431,000)
Repurchase of
 common stock        (2,516,900)      (252,000)                     (93,938,000)

Balance,
December 31, 1993    32,007,558      3,201,000     30,778,000       494,161,000
Net income                                                           74,475,000
Exercise of stock
 options, net            82,355          8,000      2,358,000
Restricted stock
 compensation
 plan, net                  316                        81,000
Dividends declared                                                  (13,880,000)
Repurchase of
 common stock          (774,800)       (77,000)                     (29,095,000)

Balance,
December 31, 1994    31,315,429     $3,132,000   $33,217,000       $525,661,000

On February 19, 1993, the Board of Directors authorized a stock repurchase program for up to 3,000,000 shares of the Company s common stock.
On December 3, 1993, the Board of Directors increased its authorization to 4,000,000 shares. As of December 31, 1994, the Company had repurchased
3,291,700 shares of its common stock.


Note 8- Employee Stock Plans

Stock Option Plans
The Company has three active stock option plans for its key employees, the "1979 Plan", the "1982 Plan" and the "1992 Plan".

The 1979 Plan provided for awards consisting of non-qualified options for the purchase of shares of common stock at the market price at date of grant. Options granted under the 1979 Plan expire ten years from date of grant. As of December 1989, pursuant to its terms, no further grants of options were available under the 1979 plan.

The 1982 Plan permitted awards consisting of non-qualified and incentive stock options at the market price at date of grant. As of August 1992, pursuant to its terms, no further grants of options were available under the 1982 Plan. The 1992 Plan permits awards consisting of non-qualified and incentive stock options for the purchase of up to 600,000 shares of common stock at the market price at date of grant. Options for 110,340 shares were granted in 1994 (102,410 in 1993 and 67,275 in 1992). At December 31, 1994,
shares available for future options under the 1992 Plan were 324,975.

Proceeds received from the exercise of options under the plans are credited to the capital accounts in the year the options are exercised. The plans permit employeesto tender shares to the Company in lieu of cash for the exercise of stock options. No amounts are charged or credited to income as a result of these plans.

Notes to Consolidated Financial Statements

The following tabulation sets forth the activity of the plans for the three years ended December 31, 1994.
                            Number of              Option Price
                             Options                 Per Share
Outstanding at
 December 31, 1991           442,220      $13.79          -         $47.25
Granted in 1992               67,275                    44.13
Exercised in 1992            (46,954)      13.79          -          41.75
Cancelled in 1992             (7,010)      20.71          -          47.25

Outstanding at
 December 31, 1992           455,531       13.79          -          47.25
Granted in 1993              102,410                    33.81
Exercised in 1993            (14,673)      13.79          -          22.50
Cancelled in 1993             (3,000)      41.75          -          47.25

Outstanding at
 December 31, 1993           540,268       13.79                     47.25
Granted in 1994              110,340                    38.50
Exercised in 1994            (39,571)      13.79          -          22.50
Cancelled in 1994            (17,636)      13.79          -          47.25

Outstanding at
 December 31, 1994           593,401      $13.79          -         $47.25

<F1>
Under the 1979 Plan, 189,358 options were exercisable at December 31, 1994
(225,411 options at December 31, 1993). Under the 1982 Plan, 89,839 options were exercisable at December 31, 1994 (67,411 options at December 31, 1993). The remaining options become exercisable as follows: 25,793 in 1995 and 13,386 in 1996. Under the 1992 Plan, 45,916 options were exercisable at December 31,
1994 (13,287 in 1993). The remaining options become exercisable as follows:
54,897 each year in 1995 through 1997, 42,350 in 1998 and 22,068 in 1999.

<F2>
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which provides for the granting of options to eligible employees to purchase not more than an aggregate of 1,012,500 shares of common stock. Options are granted annually on July 1 and terminate one year from date of grant. The purchase price of the shares is 85 percent of the closing price on the New York Stock Exchange of the common stock on the date of grant or exercise, whichever is lower. At December31, 1994, options to purchase approximately 52,000 shares were outstanding. The actual number of shares issued under the plan in 1994 was 47,177 (48,745 in 1993 and 38,267 in 1992).

<F3>
Restricted Stock Compensation Plan
In 1984, the Board of Directors and shareholders approved the 1984
Restricted Stock Compensation Plan, which permits awards consisting of restricted stock of up to 900,000 shares of common stock. The Plan contains various restrictions on the disposition of the shares and the shares issued are held in escrow by the Company until such time as the restrictions lapse or they are forfeited. As of December 31, 1994, 101,746 restricted shares are being held in escrow. The quoted market price of the stock at the date issued has been recorded as restricted stock compensation and is being amortized over the time required for each employee to attain normal retirement age. The amount of compensation expense recorded is not significant to the Company s financial statements.





Notes to Consolidated Financial Statements

Note 9- Sale of Minority Interest in European Venture

In July 1992, the Company sold its minority financial interest in a European venture to the majority shareholder for a pre-tax gain of $12.6 million which increased net income per share by $7.7 million, or 22 cents per share.

Notes to Consolidated Financial Statements
Note 10- Commitments and Contingencies

The Company is obligated under long-term operating leases for offices, facilities and real property. The future minimum rental payments under these leases are as follows: $1,619,000 in 1995, $1,387,000 in 1996, $1,155,000 in
1997, $648,000 in 1998, $641,000 in 1999 and $4,589,000 thereafter. These leases are generally subject to renewal. Rent for 1994 was $1,811,000 ($1,790,000 in 1993 and $1,407,000 in 1992).

Note 11- Industry Segments

The Company is predominantly in one industry segment: training. The Company is also engaged in product sales consisting of simulators, visuals systems and other high-technology training equipment. Revenue derived from U.S. Government agencies amounted to $75,583,000 in 1994 ($58,382,000 in 1993 and $59,418,000
in 1992).

                                                Year ended December 31,
                                      1994             1993             1992
Revenues:
 Training                        $271,743,000     $244,784,000     $239,434,000
 Product sales                     74,652,000       92,202,000       66,358,000
 Intersegment elimination(1)      (45,096,000)     (39,890,000)     (27,357,000)

Total                            $301,299,000     $297,096,000     $278,435,000

Contribution to
operating income:
 Training                        $101,236,000     $ 88,339,000     $ 94,786,000
 Product sales                      5,749,000       12,845,000       11,336,000

Total                            $106,985,000     $101,184,000     $106,122,000

<F1>
(1) Intersegment sales, all of which relate to product sales, are recorded at cost.

Training revenues are predominately earned in the United States. Product sales to unaffiliated customers are in the following geographic areas.
                                      1994             1993             1992
United States                     $17,407,000      $17,674,000      $10,520,000
Asia                                7,730,000        3,742,000       15,303,000
Europe                              3,365,000       27,030,000       13,178,000
Other                               1,054,000        3,866,000
      Total                       $29,556,000      $52,312,000      $39,001,000

<F1>
At December 31, 1994, the accounts receivable related to product sales were $11.1 million ($13.4 million in 1993 and $9.4 million in 1992).

The following represents the identifiable assets by segment as of December 31:
                                      1994             1993             1992

Training                         $534,668,000     $504,763,000     $491,809,000
Product sales                      36,040,000        42,531,000      26,537,000
Corporate (2)                     222,221,000       206,640,000     296,140,000

      Total                      $792,929,000      $753,934,000    $814,486,000

<F2>
(2) Corporate assets consist primarily of cash, short-term and other investments and equipment and facilities (net). Capital expenditures and depreciation and amortization expense relate primarily to the training industry segment of the Company and are not material with respect to product sales.

Report of Independent Accountants

To the Board of Directors and Shareholders of FlightSafety International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of FlightSafety International, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
New York, New York
January 31, 1995

1994, 1993 and 1992 Selected Quarterly Financial Information (Unaudited)

1994                   1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
Revenues               $73,246,000    $74,009,000    $70,486,000    $83,558,000
Income from
 operations             23,772,000     26,496,000     22,707,000     34,010,000
Net income              16,199,000     18,539,000     16,236,000     23,501,000
Net income per share      51 cents       58 cents       51 cents       75 cents

1993                   1st Quarter    2nd Quarter    3rd Quarter    4th Quarter

Revenues               $73,759,000    $78,660,000    $67,853,000    $76,824,000
Income from
 operations             24,362,000     26,878,000     20,867,000     29,077,000
Net income              17,238,000     18,505,000     11,035,000(1)  19,636,000
Net income per share      50 cents       56 cents       34 cents(1)    61 cents

1992                   1st Quarter    2nd Quarter    3rd Quarter    4th Quarter

Revenues               $69,867,000    $70,941,000    $69,174,000    $68,453,000
Income from
 operations             26,766,000     28,640,000     25,910,000     24,806,000
Net income              18,699,000     19,841,000     25,812,000(2)  17,957,000
Net income per share      54 cents       58 cents       75 cents(2)     52 cents

<F1>
(1) Due to an increase in the federal income tax rate, additional deferred taxes of $3.4 million, or 10 cents per share, were recorded in 1993 related to increased deferred income tax liabilities for temporary differences recorded prior to 1993.

<F2>
(2)In July 1992, the Company sold its minority financial interest in a European venture to the majority shareholder for a pre-tax gain of $12.6 million which increased net income by $7.7 million, or 22 cents per share.

Board of Directors and Officers

Directors

Albert L. Ueltschi
Chairman
President, FlightSafety International, Inc.

George B. Beitzel*
Senior Vice President and Director, Retired
International Business Machines Corporation
Information Handling Systems,
Equipment and Services

Edward E. Hood, Jr.*
Vice Chairman and Executive
Officer, Retired
General Electric Company
Diversified technology,
manufacturing and services

Charles R. Longsworth*
Chairman, Emeritus
Colonial Williamsburg Foundation
Museum, education, hotel
and restaurant services

John A. Morgan*
Partner
Morgan Lewis Githens & Ahn
Investment Bankers

Bruce N. Whitman
Executive Vice President
FlightSafety International, Inc.

* Member of the Audit Committee


Officers

Albert L. Ueltschi
President

Bruce N. Whitman
Executive Vice President

Elmer G. Gleske
Vice President-Government Affairs

Dennis Gulasy
Vice President-Simulation Systems

Kenneth W. Motschwiller
Vice President-Treasurer

James S. Waugh
Vice President-Marketing

Mario D'Angelo
Controller

Peter P. Mullen
Secretary
Partner,
Skadden, Arps, Slate, Meagher & Flom


Registrar and Transfer Agent
American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005

Annual Meeting
The Annual Meeting of Shareholders is scheduled for 4 p.m., Wednesday, April 26, 1995 at the corporate headquarters, Marine Air Terminal, LaGuardia Airport, Flushing, New York 11371

Form 10-K
The Form 10-K report to the Securities and Exchange Commission will be made available to interested persons upon written request to the Treasurer of the Corporation.

Corporate Brochure
A brochure on the Company and its services will be gladly provided upon request. Please contact the office of the Treasurer.

FlightSafety  Learning Centers and Other Locations

Alliance Flight Training Academy
2250 Alliance Blvd.
Fort Worth, Texas 76177
toll free (800) 791-1414
tel  (817) 491-9699
fax (817) 491-4002
Helicopter Primary Flight Training plus Add On Ratings
Private through ATP
Bell JetRanger 206B III
 Schweizer/Hughes H300C

Atlanta Learning Center
1804 Hyannis Court  College Park, Georgia 30337
toll free (800) 889-7916
tel  (404) 991-6064
fax (404) 991-5959
 Embraer 120
 DC-9
 JetStar -6, -8, 731
 JetStar II
 King Air 90, 100, 200 Series

Bethany Learning Center
Wiley Post Airport
7310 N.W. 50th Street
P.O. Box 1640
Bethany, Oklahoma 73008
tel  (405) 495-6400
fax (405) 495-6404
 Cmdr. Jetprop 840, 900, 980, 1000
 Cmdr: Turbo 690, 690A, 690B

Cincinnati Airline Learning Center
1600 Dolwick Drive  Erlanger, Kentucky 41018
tel  (606) 283-2345
fax (606) 283-2362
 Boeing 727
 Embraer 120

Daleville Learning Center
600 Industrial Blvd.
Daleville, Alabama 36322
tel  (334) 598-4485
fax (334) 598-4488
 C-12, C, D, F
 U-21, RC-12

Dothan Learning Center
600 FlightSafety Drive
Dothan, Alabama 36303
tel  (334) 983-5652
fax (334) 983-1393
 A-90/U-21
 C-182


FlightSafety Academy
Vero Beach Municipal Airport  2805 Airport Drive
Vero Beach, Florida 32961
toll free (800) 800-1411
tel  (407) 567-5178
fax (407) 567-5228
Airline Ab Initio & Transition
tel  (407) 778-4992
fax  (407) 778-6496
 Ab Initio Airline Training
 Career-Oriented Primary Flight
  Training, Private through Instructor

Fort Worth Learning Center
9601 Trinity Blvd.
Fort Worth, Texas 76053
toll free (800) 379-7413
tel  (817) 282-2557
fax (817) 282-8543
 Bell 212, 214ST, 222, 222B, 222U, 230, 412

Greater Philadelphia/Wilmington Learning Center
New Castle County Airport
155 N. Dupont Hwy.
New Castle, Delaware 19720
toll free (800) 733-7548
tel  (302) 328-7548
fax (302) 322-6664
HS-125/1A-400, /600, /700
Hawker 800/1000
Jet Commander 1121
Westwind 1123,1124
Westwind 2
Astra
ATR 42/72
Fokker 100

Houston Learning Center
William P. Hobby Airport
7525 Fauna Street
Houston, Texas 77061
toll free (800) 927-1521
tel  (713) 644-1521
fax (713) 644-2118
 MU-2
 Embraer 120
 King Air 90, 100, 200 Series
 Hawker 800
 HS-125/700
 Falcon 20
 Boeing 737
 ATR 42/72
 Challenger 601-3A
 Gulfstream I




LaGuardia Airline Learning Center
Marine Air Terminal
LaGuardia Airport
Flushing, New York 11371
toll free (800) 877-5343
tel  (718) 565-4100
fax (718) 565-4174
 Beech 1900 Series
 Shorts 360
 Saab 340

Lakeland Flight Academy
Lakeland Airport
2949 Medulla Road
Lakeland, Florida 33811
toll free (800) 726-5037
tel  (813) 646-5037
fax (813) 644-6211
 Primary Flight Training plus Add On Ratings, Private through ATP
 Cheyenne I, IA, II, IIXL,
III, IIIA, 400
 Chieftain
 Mojave
 Aerostar
 Navajo 310, 325, 350
 T1020, T1040
 King Air

Long Beach Learning Center
Long Beach Municipal Airport  4330 Donald Douglas Drive
Long Beach, California 90808
toll free (800) 487-7670
Corporate Scheduling
tel  (310) 420-7670
Airline Scheduling
tel  (310) 420-7733
fax (310) 429-1226
 Boeing 737
 Citation I, II
 Cessna 300/400 Series
 King Air 90, 100, 200 Series
 MD-80
 MD-88/87
 Gulfstream II

Miami Airline Learning Center
4800 N.W. 36th Street
Miami, Florida 33122
P.O. Box 661198
Miami, Florida 33266-1198
tel  (305) 871-8625
fax (305) 871-8659
 A310-300/A300-600
 MD-88/87
 Boeing 727, B757
 DC-9


Montreal Learning Center
9555 Ryan Avenue
Dorval, Quebec
Canada H9P 1A2
tel  (514) 631-2084
fax (514) 631-2263
 Challenger 600, 601, 601-3A

Paris Learning Center
BP 25, Zone d Aviation d Affaires, Bldg. 404
Aeroport du Bourget
93352 Le Bourget CEDEX
France
tel  +33 (1) 49-92-19-19
fax  +33 (1) 49-92-18-92
 Falcon 10/100, 20, 50, 200, 900
 King Air 200
 Citation I, II, V
 Embraer 120
 Dash 8
 Mooney

St. Louis (Sabreliner)
Learning Center
Lambert-St. Louis International Airport
6185 Aviation Drive
St. Louis, Missouri 63134-0888
toll free (800) 349-5447
tel  (314) 731-2040
fax (314) 731-3077
 Sabreliner 40/60, 65, 75A/80

St. Louis Airline Learning Center 4619 Le Bourget Drive
St. Louis, Missouri 63134-0888
toll free (800) 258-4351
tel  (314) 426-6160
fax (314) 426-2834
 Jetstream 31/32
 Metro II, III Series
 MD-80
 DC-9
 Saab 340
 Boeing 727

Salt Lake City Airline
Learning Center
201 North 2200 West
Salt Lake City, Utah 84116
tel  (801) 355-3901
fax (801) 355-3801
 Boeing 737


                       Page 27




San Antonio Airline Learning Center
San Antonio International Airport
9027 Airport Blvd.
San Antonio, Texas 78216
toll free (800) 889-7917
tel  (210) 826-6358
fax (210) 826-4008
 Metro II, III Series, Metro 23
 Saab 340
 Mooney
 TBM 700

Savannah Learning Center
Savannah Maintenance Learning Center
Travis Field
P.O. Box 2307
Savannah, Georgia 31402
toll free (800) 625-9369
tel  (912) 964-6421
fax (912) 964-6430
 Gulfstream I, II, III, IV

Seattle Airline Learning Center
1505 South 192nd Street
Seattle, Washington 98148
tel  (206) 243-9081
fax (206) 243-0357
 Boeing 737, B757, B767
 Jetstream 31/32
 Embraer 120
 Metro III Series
 Dash 8

Teterboro Learning Center
Teterboro Airport
100 Moonachie Avenue
Moonachie, New Jersey 07074
toll free (800) 827-8058
tel  (201) 939-1810
fax (201) 939-7341
 Falcon 10/100, 20/20-731, 50, 200, 900, 2000

Toledo Learning Center
Toledo Express Airport
11600 West Airport Service Road
Swanton, Ohio 43558
toll free(800) 497-4023
tel  (419) 865-0551
fax (419) 865-0754
 Citation I, II, S/II, III, V, VI, VII
 King Air 90, 100, 200 Series








Toronto Airline Learning Center
95 Garratt Blvd.
Downsview, Ontario
Canada M3K 2A5
tel  (416) 638-9313
fax (416) 638-3348
 de Havilland Twin Otter
 Dash 7, Dash 8

Tucson Learning Center
Tucson International Airport
1071 E. Aero Park Blvd.
Tucson, Arizona 85706
toll free (800) 203-5627
tel  (602) 889-9538
fax (602) 889-9619
 Learjet 20, 30, 50, 60 Series

West Palm Beach Learning Center
Palm Beach International Airport
3887 Southern Blvd.
West Palm Beach, Florida 33406
toll free (800) 769-6763
tel  (407) 686-7677
fax (407) 689-7719
 Sikorsky S-76 Series
 Learjet 30 Series
 Composite Structures

Wichita (Beech) Learning Center
9720 E. Central Avenue
Wichita, Kansas 67206
toll free (800) 488-3747
tel  (316) 685-4949
fax (316) 685-2476
 Beech 1900, C99
 Baron 55, 58, 58P/58TC
 King Air 90, 100, 200, 300 Series
 Bonanza
 Duke
 Starship
 Diamond MU-300
 Beechjet 400

Wichita (Beech) Maintenance Learning Center
9525 East Central Avenue
Wichita, Kansas 67206
toll free (800) 808-0976
tel  (316) 685-5510
fax (316) 685-2448
 Beech 1900, C99
 King Air 90, 100, 200, 300 Series
 Bonanza
 Baron 58
 Starship
 Diamond MU-300
 Beechjet 400
 King Air 200 Series Troubleshooting
 Starship Composite Repair

Wichita (Cessna) Learning Center
1951 Airport Road
Wichita, Kansas 67209
P.O. Box 12304
Wichita, Kansas 67277
toll free (800) 227-5656
tel  (316) 943-2140
fax (316) 943-1017
 Cessna 210, 300/400 Series
 Conquest I, II
 Caravan I, II

Wichita (Cessna) Maintenance Learning Center
1962 Midfield Road
Wichita, Kansas 67209
P.O. Box 12263
Wichita, Kansas 67277
toll free (800) 491-9796
tel  (316) 945-0123
fax (316) 945-0161
 Cessna 182, R182, 206, 208, 210, T210, P210, 303, 340A, 402C, 406,
414, 421, 425, 441
 Citation I, II, S/II, III, V, VI, VII
 Composite Repair
 Citation 500 Series
 CitationJet Troubleshooting

Wichita (Citation) Learning Center
1851 Airport Road
Wichita, Kansas 67209
P.O. Box 12323
Wichita, Kansas 67277
toll free (800) 488-3214
tel  (316) 943-3214
fax (316) 943-7651
 Citation I, II, S/II, III, V, V Ultra, VI, VII
 CitationJet

Wichita (Learjet) Learning Center
2 Learjet Way
Wichita, Kansas 67209
toll free (800) 491-9807
tel  (316) 943-3394
fax (316) 943-0314
 Learjet 20, 30, 50, 60 Series


                      Page 28

FLIGHTSAFTEY INTERNATIONAL
PROXY STATEMENT

                               [Logo]

                   NOTICE OF ANNUAL MEETING OF
SHAREHOLDERS

    NOTICE IS HEREBY GIVEN that the Annual Meeting of
Shareholders of
FlightSafety International, Inc., a New York corporation
(the 'Company'), will
be held at the offices of the Company, Marine Air
Terminal, La Guardia
Airport, Flushing, New York 11371, on Wednesday, April 26,
1995, at 4:00 P.M.,
New York City time (with any adjournment or postponement thereof, the
'Meeting'), for the following purposes:

        1. To elect a Board of six Directors, each to serve until the next
    Annual Meeting and until his successor shall have been duly elected and qualified;

        2. To ratify and approve the appointment by the Board of Directors of
    Price Waterhouse LLP as independent accountants for the Company for the year ending December 31, 1995; and

        3. To transact such other business as may properly come before the
    Meeting.

    The Board of Directors has fixed the close of business on March 13, 1995 as the record date for the determination of shareholders entitled to notice of and to vote at the Meeting.

    You are cordially invited to attend the Meeting in person and vote. Even if you plan to attend the Meeting in person, you are urged to complete, sign and date the enclosed proxy card and to return it promptly in the prepaid return envelope provided. If you attend the Meeting in person, you may then withdraw your proxy and vote in person if you so desire.

                                           By Order of the
Board of Directors,

                                           PETER P. MULLEN
                                           Secretary

Flushing, New York
March 24, 1995


                       FLIGHTSAFETY INTERNATIONAL, INC.
                               PROXY STATEMENT
                        ANNUAL MEETING OF SHAREHOLDERS

    This Proxy Statement is furnished in connection with the solicitation of proxies by the Board of Directors of FlightSafety
International, Inc., a New
York corporation (the 'Company'), to be used at the Annual
Meeting of
Shareholders of the Company which is scheduled to be held at the offices of the Company, Marine Air Terminal, La Guardia Airport,
Flushing, New York
11371, on Wednesday, April 26, 1995, at 4:00 P.M., New
York City time, and any
adjournment or postponement thereof (the 'Meeting'). This proxy statement, the accompanying notice and the enclosed proxy card are first being mailed to shareholders on or about March 24, 1995.

    The Board of Directors does not intend to bring any matter before the
Meeting except as specifically indicated in the notice, nor does the Board of
Directors know of any matters which anyone else proposes to present for action at the Meeting. If any other matters properly come before the Meeting, however, the persons named in the enclosed proxy, or their duly constituted substitutes acting at the Meeting, will be authorized to vote or otherwise act thereon in accordance with their judgment on such matters.

    Shares represented by properly executed proxies received by the Company in time for the Meeting will be voted in accordance with the instructions given therein. If no instructions are specified in a proxy, the shares represented by that proxy will be voted 'For' the election of all six nominees for the
Board of Directors and 'For' the ratification and approval of Price Waterhouse
LLP as independent accountants for the Company for the year ending December
31, 1995.

    A shareholder giving a proxy may revoke such proxy at any time before it is exercised by giving written notice to the Company
(bearing a date later
than the proxy) or by executing a subsequent proxy relating to the same shares, and by filing with or hand delivering to the Secretary, at the offices of the Company, such written notice or subsequent proxy at or before the taking of the vote at the Meeting. In addition, any shareholder attending the
Meeting may vote in person whether or not such shareholder has previously filed a proxy, although attendance at the Meeting will not in and of itself constitute a revocation of a proxy.

    The accompanying form of proxy is being solicited on behalf of the Board of Directors of the Company. The expenses of solicitation of proxies for the
Meeting will be paid by the Company. In addition to the mailing of the proxy materials, such solicitation may be made in person or by telephone by directors, officers and employees of the Company, who will receive no additional compensation therefor. Upon request, the Company will reimburse brokers, dealers, banks and trustees, or their nominees, for reasonable expenses incurred by them in forwarding solicitation materials to beneficial owners of shares of the Company's Common Stock.

    The Board of Directors has fixed the close of business on March 13, 1995 as the record date for the Meeting. Accordingly, only shareholders of record of the Company's Common Stock at the close of business on such date will be entitled to notice of and to vote at the Meeting. On that date, there were issued and outstanding 31,325,878 shares of the Company's
Common Stock.

    The presence, in person or by proxy, of the holders of one-third of the total number of issued and outstanding shares of the Company's Common Stock entitled to vote at the Meeting will constitute a quorum.
Shareholders
granting a proxy to vote on one issue but abstaining as to the other issue will be counted for the purpose of determining a quorum.
On all matters voted
upon at the Meeting, the holders of shares of the Company's Common Stock vote together as a single class, with each record holder entitled to one vote per share.


                            ELECTION OF DIRECTORS

    The Board of Directors of the Company has nominated six candidates to be elected at the Meeting. Each nominee is currently serving as a director of the
Company. The directors elected at the Meeting will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

    Directors shall be elected by a plurality of votes cast in the election of directors. Under applicable New York law, in tabulating the vote, broker non-votes will be disregarded and will have no effect on the outcome of the vote. Unless a contrary instruction is indicated, a properly executed and returned proxy will be voted 'For' the election of Messrs.
George B. Beitzel,
Edward E. Hood, Jr., Charles R. Longsworth, John A.
Morgan, Albert L. Ueltschi
and Bruce N. Whitman.

    Each nominee has consented to being named in the proxy statement and to serve if elected. If, prior to the Meeting, any nominee should become unavailable to serve, the shares of the Company's Common
Stock represented by
a properly executed and returned proxy will be voted for a substitute nominee designated by the Board of Directors, unless the Board should determine to reduce the number of directors pursuant to the Company's
By-laws.

    The table below sets forth certain information concerning the nominees for election as directors at the Meeting, including such nominee's positions with the Company and principal occupation, a brief account of such nominee's business experience during the last five years, certain other directorships currently held by such nominee, such nominee's age and the year such nominee was first elected a director of the Company.


                             Year First
 Positions with the Company,
Principal                                                Elected
Occupation and Other
Directorships                                    Age     Director

George B. Beitzel.........  Retired (March 1987); prior
thereto, Senior                                   66           1974
Vice President and Director,
International Business Machines
Corporation, an information handling
systems, equipment and services company. Mr.
Beitzel is Chairman of the Colonial
Williamsburg Foundation and a director of Bankers Trust Company, Bankers Trust New
York Corporation, Computer Task
Group, Inc., Phillips Petroleum Company,
Phillips Gas Company, Rohm and Haas
Company, Roadway Services, Inc. and Xillix
Technologies Corp. Mr. Beitzel is also
Trustee Emeritus of Amherst College.

Edward E. Hood, Jr........  Retired (February 1993); prior
thereto, Vice                                  64           1991
Chairman, Executive Officer
and Director, General Electric Company, a diversified technology, manufacturing and services company. Mr. Hood is a director of Lockheed Martin Corp.,
Gerber Scientific,Inc. and Lincoln Electric
Company and is also Chairman of the Board of Trustees of Rensselaer Polytechnic
Institute.

Charles R. Longsworth.....  Chairman Emeritus, Colonial
Williamsburg                                 65           1985
Foundation, museum,
education, hotel and
restaurant services. Mr. Longsworth is a director of Public Radio International,
Crestar Financial Corporation, Houghton
Mifflin Company, Roadway Services, Inc.,
Saul Centers, Inc. and Virginia Eastern
Shore Corporation and is
also Chairman of the Board of Trustees of Amherst College.

John A. Morgan............  Partner, Morgan Lewis Githens
& Ahn,                                         64           1961
investment bankers. Mr.
Morgan is a director of Masco
Corporation, Masco Industries, Inc., McDermott
International,Inc. and Tri Mas
Corporation.

Albert L. Ueltschi........  Chairman of the Board of
Directors and                                   77           1951
President of the Company.
Bruce N. Whitman..........  Executive Vice President of
the Company.                                    61           1962

Committees, Meetings and Compensation of the Board of Directors

    The Board of Directors held one special and four regular meetings during
1994. Each director attended at least 75 percent of the aggregate number of meetings of the Board and Committees of the Board of which he was a member, except Mr. Morgan.

    The Company's Board of Directors has a standing Audit
Committee, Executive
Committee, Nominating Committee, Compensation Committee and Employee Stock
Purchase Plan Committee. The Audit Committee is composed of Messrs. Morgan
(Chairman), Beitzel, Hood and Longsworth and recommends to the Board of
Directors the accounting firm to be appointed as independent accountants for the Company; reviews with the Company's management and independent accountants the Company's annual operating results; and reviews with the Company's independent accountants the scope and results of the audit and the adequacy of the Company's internal accounting procedures and systems.
The Audit Committee
met twice during 1994.

    The Executive Committee is composed of Messrs.
Ueltschi (Chairman),
Beitzel, Morgan and Whitman, and is authorized to exercise all of the powers and authority of the Board except those powers reserved to the Board of
Directors by law, the Company's Certificate of Incorporation or By-laws, or by resolution of the Board of Directors. The Executive
Committee did not meet
during 1994.

    The Nominating Committee consists of Messrs. Ueltschi
(Chairman), Beitzel,
Morgan and Whitman, and considers and makes recommendations to the Board of
Directors of the names of persons to be nominated for election as directors by the shareholders of the Company, and also those to be elected by the Board to fill vacancies that may arise between annual meetings of the shareholders of the Company. The Nominating Committee will consider nominees recommended by the Company's shareholders. Any such recommendations should be mailed to the
Nominating Committee, at the Company's address, and should include the name, address and a statement of qualifications of each nominee as well as the signed consent of such person to serve if nominated and elected. The
Nominating Committee did not meet during 1994.

    The Compensation Committee consists of Messrs. Beitzel
(Chairman), Hood
and Morgan and considers and makes recommendations to the Board of Directors on matters relating to the cash compensation of employees of the Company, including, with respect to executive officers, salaries and bonuses. The
Compensation Committee also administers the Company's 1979
Stock Option Plan,
1982 Incentive Stock Option Plan, 1984 Restricted Stock
Compensation Plan and
1992 Stock Option Plan. The Compensation Committee met three times during
1994.

    The Employee Stock Purchase Plan Committee consists of
Messrs. Ueltschi
(Chairman), Morgan and Whitman, and administers the Company's Employee Stock
Purchase Plan. The Employee Stock Purchase Plan Committee did not meet during
1994.

    Members of the Board of Directors, who are not employees of the Company, currently receive an annual retainer of $22,000 and are paid $500 per Board or
Committee meeting attended (other than Committee meetings held on the same day as a Board meeting). Such directors are reimbursed for expenses they incur in attending such meetings. Members of the Board of Directors who are employees of the Company do not receive additional compensation for serving in such capacity.

    The Company maintains a retirement plan for its non-employee directors pursuant to which directors of the Company who are not employees of the
Company and who retire as a director of the Company are entitled to receive the semi-annual payments described below after reaching age 70 (or earlier if their retirement as a director of the Company is due to disability). Any director of the Company who serves as an employee of the Company is eligible to participate in the plan upon such director's retirement as an employee of the Company, provided that such director remains a director of the Company following such retirement. Directors are paid semi-annual amounts under the plan equal to one-half of the last annual retainer fee paid to such director for such director's last active year as a director of the Company and receive such payments for the same number of years that such director served as a director of the Company or ten years, whichever is shorter. If a director dies before retiring or before receiving all scheduled retirement payments, such payments are paid to such director's spouse, but only if such spouse survives such director and, commencing upon the death of such director, continue until all retirement payments which would otherwise have been paid to such director have been paid or until such spouse's death, whichever occurs first.

    The Company maintains directors and officers liability insurance which insures directors and officers of the Company and its subsidiaries against certain liabilities incurred by them while serving in such capacities, and reimburses the Company for certain indemnification payments made by the
Company to directors and officers of the Company and its subsidiaries. This policy extends through August 15, 1995 at a premium of $106,800 per year. No claims have been made under this policy.

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

    The information set forth on the following table is furnished as of March
13, 1995 with respect to any person (including any 'group' as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended
(the 'Exchange Act')), who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, as to those shares beneficially owned by each of the Company's directors, each of the Company's executive officers named in the Summary Compensation Table (see page
9) and all
directors and executive officers of the Company as a group.


                                Number of Shares
                                  Beneficially         Percent of
                                     Owned             Outstanding
                                as of March 13,       Common Stock
   Name of Beneficial Owner
                                      1995        as of March 13, 1995

Directors
    Albert L. Ueltschi(1).......... 9,617,040(2)             30.7%
    George B. Beitzel..............     3,860(3)                *
    Edward E. Hood, Jr..............    1,000                   *
    Charles R. Longsworth...........      725                   *
    John A. Morgan..................  118,885                   *
    Bruce N. Whitman(4).............  263,184(5)                *
Executive Officers
    Kenneth W. Motschwiller.........  22,598(5)(6)             *
    James S. Waugh..................  27,615(5)                *
    Dennis Gulasy...................  31,537(5)(7)
Directors and Executive Officers as a group (11
  persons)....................... 10,121,497(5)              32.3%
Putnam Investments, Inc.(8).....   4,129,572(8)             13.2%
FMR Corp.(9).......................3,093,300(9)              9.9%

---------

* Indicates beneficial ownership of less than 1% of the shares of Common
   Stock outstanding on such date.

(1) The address for Mr. Ueltschi is Marine Air Terminal,
La Guardia Airport,
    Flushing, NY 11371. Mr. Ueltschi is also the President of the Company.

(2) Includes 9,616,540 shares held pursuant to a revocable trust for which Mr.
    Ueltschi is the sole beneficiary during his lifetime and 500 shares held pursuant to a partnership. Does not include approximately 1,513,000 shares beneficially owned by various members of Mr.
Ueltschi's family, in respect
    of which Mr. Ueltschi disclaims beneficial ownership.

(3) Does not include 275 shares beneficially owned by Mr.
Beitzel's spouse, in
    respect of which Mr. Beitzel disclaims beneficial ownership.

(4) Mr. Whitman is also Executive Vice President of the
Company.

(5) Includes shares which the executive officer has the right to acquire within 60 days through the exercise of stock options granted under the
    Company's stock option plans. These amounts are as follows: Mr. Whitman,
    14,805 shares; Mr. Motschwiller, 16,516 shares; Mr.
Waugh, 17,050 shares;
    Mr. Gulasy, 20,478 shares; and all directors and executive officers as a group, 77,512 shares.

(6) Includes 1,234 shares held by Mr. Motschwiller as custodian for his minor children.

(7) Does not include 1,022 shares beneficially owned by Mr. Gulasy's spouse, in respect of which Mr. Gulasy disclaims beneficial ownership.

(8) Putnam Investment, Inc.'s address is: One Post Office
Square, Boston, MA
    02109. Putnam Investment, Inc. is a wholly-owned subsidiary of Marsh and
    McLennan. Putnam Investment, Inc's subsidiaries,
Putnam Investment
    Management, Inc. and The Putnam Advisory Company,
Inc., are investment
    advisors to investment companies. This represents the number of shares owned as of December 31, 1994 as indicated in a
Schedule 13G filed by
    Putnam Investment, Inc. with the Securities and
Exchange Commission (SEC)
    on January 23, 1995. Putnam has shared power to vote

    or to direct the vote for 375,560 shares and has shared power to dispose or to direct the disposition of all the shares.

(9) FMR Corp.'s address is: 82 Devonshire Street, Boston,
MA 02109. FMR Corp.
    is a holding company and its subsidiary, Fidelity
Management & Research
    Company, is an investment advisor to investment companies. This represents the number of shares owned as of December 31, 1994 as indicated in a
    Schedule 13G filed by FMR with the SEC on February 13,
1995. FMR has
    neither sole nor shared voting power with respect to such shares and has sole power to dispose of such shares.

                              EXECUTIVE OFFICERS

    Each executive officer of the Company serves at the pleasure of the
Company's Board of Directors, and, subject to removal, holds office until the regular meeting of the Board of Directors which follows the annual meeting of shareholders and until his successor has been appointed and qualified.

    The following table sets forth certain information with respect to the executive officers of the Company.


                                                                 Years
                                                                Position
      Name            Age        Position with Company             Held
--------------------------------------------------------------------------- ----

Albert L. Ueltschi.................          77
President and Chairman of the Board      44 years
Bruce N. Whitman...................          61
Executive Vice President                 33 years
Elmer G. Gleske....................          64
Vice President -- Government Affairs     18 years
Dennis Gulasy(1)...................          52
Vice President -- Simulation Systems      3 years
Kenneth W. Motschwiller(2).........          38
Vice President -- Treasurer               4 years
James S. Waugh.....................          47
Vice President -- Marketing              15 years
Mario D'Angelo(3)..................          42
Controller                                4 years

---------

(1) Mr. Gulasy was elected Vice President -- Simulation
Systems of the Company
    on September 17, 1992. Mr. Gulasy has also been
General Manager of the
    Company's Simulation Systems Division since 1985.
Prior thereto, Mr.
    Gulasy held various positions with the Company.

(2) Prior to becoming Vice President -- Treasurer, Mr.
Motschwiller was
    Controller of the Company from December 1983 until July 1991.

(3) Prior to becoming Controller, Mr. D'Angelo was
Assistant Controller of the
    Company from September 1988 until July 1991. Prior thereto, Mr. D'Angelo held various positions with the Company.

                            EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive
Compensation

    Overall Compensation Policy. The Compensation
Committee of the Board of
Directors has three members, all of whom are non-employee directors. Each member of the Committee is a 'disinterested director' within the meaning of
Rule 16b-3 under the Exchange Act. As noted earlier in this proxy statement, the Committee is responsible for considering matters relating to the annual cash compensation for the Company's executive officers
(including the named
executive officers) and administering the Company's stock-based employee benefit plans (other than the Company's Employee Stock
Purchase Plan).

    The Company's executive compensation program has been designed to (i) provide compensation comparable to that offered by other companies of similar size (which are in the geographic area of the Company's headquarters and the
Standard and Poor's Specialized Services Index which is used in the stock performance graph presented below), thereby allowing the Company to attract and retain highly qualified executives, (ii) motivate these executives to achieve the goals inherent in the Company's business strategy, (iii) align the interests of these executives with the long-term interests of the Company's shareholders through stock-based employee benefit plans,
(iv) provide a
compensation package that recognizes individual contributions as well as overall Company performance and (v) be cost effective. A basic tenet of the compensation philosophy of the program is that a substantial portion of each executive officer's annual compensation relates to and must be contingent upon the performance of the Company, as well as the individual contributions of such executive. The Committee believes that the cash compensation of the executive officers, consisting of their annual base salary and annual bonus, are slightly below the median ranges of such items paid by companies of a comparable size in the Company's geographic area and with other companies in the Standard and Poor's Specialized Services Index.

    The key elements of the Company's executive compensation program are base salary, annual bonus, stock option grants and restricted stock awards. Mr.
Ueltschi, the President of the Company, does not participate in the Company's stock option and restricted stock programs. The
Committee's policies with
respect to each of these elements, including the bases for the compensation awarded to Mr. Ueltschi, are discussed below. While the elements of compensation described below are considered separately, the Committee takes into account the full compensation package provided by the Company to the individual executive.

    Base Salaries. Executive officer base salaries are reviewed annually by the Compensation Committee in order to consider any adjustments for the upcoming year. Annual salary adjustments are determined by evaluating the competitive marketplace, changes in the cost of living, the Company's current and historical performance (taking into account changes in the Company's business and economic conditions affecting the Company), the executive's contributions and any change in the executive's responsibilities. Mr. Ueltschi evaluates the performance of the other executive officers of the Company and recommends appropriate adjustments for the Compensation
Committee's
consideration.

    Within this framework, in making its recommendations to the Board for 1994 annual salary adjustments, the Compensation Committee focused on, among other things, that the base salaries of the Company's executive officers were less than 70 percent of the average base salaries of executive officers of comparable companies in the Company's geographic area.
After the 1994 base
salary increases, the executive officers' base salaries were less than 80 percent of the average salaries of executive officers at such companies. The base salaries were also increased to allow the Company to increase the salary of other personnel to a competitive level since the salaries being paid to executive officers of the Company were compressing the level of salaries which could be paid to such personnel. The Compensation
Committee independently, and
the Board after receiving the recommendation of the Compensation Committee
(and without the involvement of any employee director), evaluates the performance of Mr. Ueltschi and reaches a determination regarding his salary.
Similar to the other executive officers, Mr. Ueltschi's
1994 base salary was
also increased but after such increase, was no more than approximately 70 percent of the average salary of other chief executive officers of companies in the Company's geographic area.

    Annual Bonus. Annual bonus awards in respect of any year are considered by the Compensation Committee in the following March in conjunction with their review of the Company's audited financial statements for the prior year. Bonus awards are normally paid in two increments; two-thirds payable upon award and one-third payable on the first business day of the year following the award, subject to the condition that the executive officer be employed by the Company at the time of payment unless such employment is terminated as a result of the death of such officer.

    Annual bonus awards are determined as a percentage
(the 'Performance
Percentage') of the applicable bonus base of the executive officer's annual salary (the 'Bonus Base'). Bonus Bases have historically ranged between 25 percent to 60 percent. In determining the Bonus Base for a particular executive officer, the Compensation Committee considers, among other things, the length of employment, current responsibilities, individual contributions and past bonus history for such executive. In determining the applicable
Performance Percentage, the Compensation Committee considers the Company's overall performance for the preceding year, including the earnings for that year and for prior years (taking into account general economic conditions and the performance of relevant sectors of the economy). In order to foster a team approach among senior management, the Performance
Percentage normally does not
vary greatly as between individual executive officers.
Performance Percentages
usually range from 75 percent to 150 percent.

    In making its determinations of annual bonus awards in respect of 1994, the Compensation Committee focused on, among other things, the Company's 11 percent increase in training revenues, a 17 percent increase in net income per share in 1994 as compared to 1993 and the Company's executive officers' total cash compensation being below that of comparable-sized companies' cash compensation.

The Bonus Bases were all increased due to the 1994 base salary increases previously mentioned and the Performance Percentages were also increased in
1994 for the same reasons for all named executive officers, except for Mr.
Gulasy. Mr. Ueltschi's annual bonus increased due to both his Bonus Base and
Performance Percentage increasing due primarily for the items indicated earlier.

    Stock Option Grants and Restricted Stock Awards. The objective in granting stock options and restricted stock is to create an incentive for grantees with respect to future performance of the Company, rather than to reward them for past contributions. The stock awards are designed to align the long-term interests of the Company's executive officers with those of its shareholders by creating a direct link between executive compensation and shareholder return and by enabling such executives to develop and maintain a significant, long-term stock ownership position in the Company's Common
Stock.

    Under the Company's 1992 Stock Option Plan, stock options to purchase
110,340 shares were granted in December 1994 to key employees of the Company
(including certain named executive officers). Such options were granted with an exercise price equal to the closing market price of the Company's Common
Stock on the date of grant, become exercisable in 20 percent increments on the first five anniversaries of the date of grant and expire
10 years after the
date of grant.

    The Compensation Committee, in considering award levels, granted to certain named executive officers, options to purchase a number of shares of the Company's Common Stock, based on the closing market price of the Company's
Common Stock on the date of grant, equal to twice such executive officer's
1994 base salary. This formula was utilized to increasingly link executive officers' total compensation to a greater extent to shareholder return. The number of options previously awarded to the executive officers also was considered.

    Under the Company's 1984 Restricted Stock Plan, restricted shares were awarded in June 1994 to key employees of the Company
(including the named
executive officers). Shares of restricted stock generally vest upon normal retirement, death or total disability. Recipients of restricted stock awards are entitled to receive dividends on such shares as of the date of the award.
The Compensation Committee, in recommending to the Board the 1994 restricted stock awards for executive officers, recommended that each of the executive officers participating in the restricted stock program be awarded a number of shares of restricted stock equal in value, based on the closing market price of the Company's Common Stock on the date of grant, to 10 percent of such executive's 1994 base salary, which is the percentage that has been used for all employees in this program since 1986.

    Due to his significant stock ownership in the Company, Mr. Ueltschi does not participate in any of the Company's stock-based employee benefit programs.

    Severance Agreements. In 1994, the Company entered into change in control severance agreements with the named executive officers, except Mr. Ueltschi.
The Compensation Committee believes that these agreements are in the best interest of the shareholders in order to insure that, in case of a change in control event, the Company will have continuity of management and independent judgement will be exercised by the named executive officers to maximize shareholder value. For additional information on the severance agreements, see the description on page 10 of this proxy statement.

    Although new federal income tax laws limit the deductibility of executive officer compensation if the compensation is above certain levels, the
Compensation Committee believes that these laws will not impact the Company's tax deduction in 1994.

                                          Compensation
Committee
                                          George B.
Beitzel, Chairman
                                          Edward E. Hood,
Jr.
                                          John A. Morgan

Summary Compensation Table

    The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the chief executive officer of the Company and the four other most highly compensated executive officers of the Company at the end of 1994.

                          SUMMARY COMPENSATION TABLE


              Long-Term

       ------------------------
                                            Annual
Compensation      Compensation Awards

----------------------  ------------------------   All
Other
                                              Base
       Restricted      Stock     Compensation
                                  Year      Salary(1)
Bonus(2)   Stock($)(3)  Options(#)     ($)(4)
                                ---------  -----------
---------  -----------  -----------  -----------

Albert L. Ueltschi(5) ........       1994   $ 250,000
$ 150,000      --           --        $   1,584
  President and Chairman of          1993   $ 220,000   $
118,800      --           --        $   2,257
  the Board                          1992   $ 220,000   $
118,800      --           --        $   2,769
Bruce N. Whitman .............       1994   $ 210,000   $
126,000   $  21,000       10,910    $   9,277
  Executive Vice President and       1993   $ 190,000   $
102,600   $  19,000       11,240    $  11,614
  Director                           1992   $ 190,000   $
102,600   $  19,000        4,305    $   8,960
Kenneth W. Motschwiller ......       1994   $ 130,000   $
101,400   $  13,000        6,750    $   2,120
  Vice President-Treasurer           1993   $ 103,000   $
68,000   $  10,300        6,090    $   2,507
                                     1992   $ 103,000   $
68,000   $  10,300        3,000    $   2,020
James S. Waugh ...............       1994   $ 130,000   $
78,000   $  13,000        6,750    $   3,771
  Vice President-Marketing           1993   $ 108,000   $
58,300   $  10,800        6,390    $   4,729
                                     1992   $ 108,000   $
58,300   $  10,800        2,447    $   3,777
Dennis Gulasy ................       1994   $ 135,000   $
48,600   $  13,500       --        $   2,925
  Vice President-Simulation          1993   $ 110,000   $
72,600   $  11,000        6,520    $   3,493
  Systems                            1992   $ 107,500   $
72,600   $  10,500        3,000    $   2,486

---------

(1) The amounts shown in this column include amounts deferred pursuant to the
    Company's 401(k) plan. There are no Company funds contributed to this plan.

(2) Annual bonus includes amounts awarded in March of the following year. Such bonuses are normally paid two-thirds upon award and, subject to certain conditions, one-third on the first business day of the following year.

(3) The amounts shown in this column represent the market value of the restricted stock awarded and were calculated by multiplying the closing market price of the Company's Common Stock on the date of award by the number of shares awarded. Shares of restricted stock generally vest upon normal retirement, death or total disability.
Recipients of restricted
    stock awards are entitled to receive dividends on such shares as of the date of the award. As of December 31, 1994, the number and value of the aggregate restricted stock holdings of each of the named executive officers was as follows: Mr. Ueltschi, 0 shares; Mr.
Whitman, 7,992 shares
    ($324,700); Mr. Motschwiller, 3,644 shares ($148,000);
Mr. Waugh, 4,765
    shares ($193,600) and Mr. Gulasy, 3,987 shares
($162,000).

(4) The amounts shown in this column represent (i) above-market interest in excess of 120 percent of the applicable federal long-term rate which was credited to the executive officer's 1986 deferred income account and the amounts for 1994 were: Mr. Ueltschi, $1,365; Mr.
Whitman, $9,058; Mr.
    Motschwiller, $1,901; Mr. Waugh, $3,552; and Mr.
Gulasy, $2,706; and (ii)
    the dollar value of group term life insurance premiums of $219 paid by the
    Company for each of the named executive officers.
Subject to certain
    eligibility requirements, the Company's group term life insurance is available to all employees of the Company.

(5) Mr. Ueltschi does not participate in the Company's restricted stock or stock option programs.

Stock Option Grants Table

    The following tables summarize stock options granted during 1994 to the named executive officers of the Company.

                         STOCK OPTION GRANTS IN 1994


                         Potential Realizable Value

                         at Assumed Annual Rates of

                        Stock Price Appreciation for
                                 % of Total Options
                                   Option
                       Stock       Granted to All
Exercise                      Term Compounded Annually
    Executive         Options         Employees
Price      Expiration   --------------------------------
    Officer(1)      Granted(2)       in 1994(3)       ($
Per Share)     Date            5%               10%
------------------  -----------  -------------------
-------------  -----------  ---------------
---------------

Bruce N. Whitman..      10,910              9.9%        $
38.50      12/02/04      $ 264,200        $ 669,400
Kenneth W.
  Motschwiller....       6,750              6.1%        $
38.50      12/02/04      $ 163,400        $ 414,200
James S. Waugh....       6,750              6.1%        $
38.50      12/02/04      $ 163,400        $ 414,200

---------

(1) Mr. Ueltschi does not participate in the Company's stock option programs.

(2) The options become exercisable to purchase shares of the Company's Common
    Stock at the fair market value of such stock on the date of grant in 20 percent increments on the first five anniversaries of the date of the grant and expire ten years from date of grant.

(3) The Company granted stock options for an aggregate of 110,340 shares to its employees in 1994.

Stock Option Exercises and Year-End Value Table

    The following table summarizes the exercise of stock options by the named executive officers and the value of stock options held by such executives as of the end of 1994.

                AGGREGATED STOCK OPTION EXERCISES IN 1994
AND
                    VALUE OF STOCK OPTIONS AT END OF 1994


                       Value of Unexercised

Number of Unexercised     In-the-Money Options at

Options at End of 1994     End of Fiscal 1994(2)
       Executive         Shares Acquired    Value
--------------------------  ------------------------
      Officer(1)           On Exercise    Realized
Exercisable  Unexercisable  Exercisable  Unexercisable
-----------------------  ---------------  ---------
-----------  -------------  -----------  -----------

Bruce N. Whitman.......         1,786     $  21,200
14,805        25,044     $  15,300    $  84,400
Kenneth W.
  Motschwiller.........         - 0 -     $   - 0 -
16,516        14,694     $ 195,000    $  47,500
James S. Waugh.........         - 0 -     $   - 0 -
17,050        14,771     $ 253,700    $  49,200
Dennis Gulasy..........         - 0 -     $   - 0 -
20,478         8,471     $ 294,900    $  35,500

---------

(1) Mr. Ueltschi does not participate in the Company's stock option programs.

(2) Value based on closing market price of the Company's
Common Stock at
    December 31, 1994, minus the exercise price, multiplied by the applicable number of options.

Pension Plan

    The Company maintains a defined benefit pension plan
(the 'Pension Plan')
which covers substantially all of its employees and those of its North
American subsidiaries, excluding employees of the Company's subsidiary,
FlightSafety Services Corporation (who participate in such subsidiary's defined contribution plan). Full-time employees are eligible to participate in the Pension Plan on the December 31st or June 30th coincident with or next following such employee's 21st birthday and the completion of one year of service. The normal retirement benefit provided by the Pension Plan is (i) the benefit accrued by the participant to December 30, 1989, plus .75% of average monthly compensation, excluding overtime, multiplied by the participant's total number of credited years of service up to 35 less credited service prior to December 31, 1989, plus (ii) .75% of such average monthly compensation in excess of a specified level of compensation tied to social security benefits multiplied by the participant's total number of years of credited service up to 35 less credited service prior to December 31, 1989.
When an employee has
completed five years of service with the Company or has attained age 55, the employee becomes 100% vested under the Pension Plan.
Normal retirement age
under the Pension Plan is 65 and five years of participation, although early retirement benefits are available. For the named executive officers, the projected annual benefits under the Pension Plan, assuming
(i) retirement at
normal retirement age or deferred retirement and (ii) current salary levels, are as follows: Mr. Ueltschi, $59,900; Mr. Whitman,
$44,000; Mr. Motschwiller,
$57,000; Mr. Waugh, $54,500 and Mr. Gulasy, $40,000.

    Severance Agreements. On December 2, 1994, the
Compensation Committee of
the Board of Directors authorized the entering into severance agreements with each individual named in the Summary Compensation Table
(each such person
being an executive officer) except for Mr. Ueltschi. The
Company believes that
these severance agreements are in the best interest of the shareholders in order to insure that, in case of a change in control event, the Company will have continuity of management and independent judgement will be exercised by the executives to maximize shareholder value. The severance agreements continue through December 31, 1995 and are automatically extended in one-year increments unless the Company has given prior notice of termination to the executive.

    In the event, that following a 'Change in Control', employment is terminated by the executive officer for 'Good Reason' or the employee is involuntarily terminated by the Company other than for 'Cause' (as those terms are defined in the severance agreements), the severance agreements generally provide for: (a) a lump sum cash payment equal to the sum of three times (i) the annual base salary and (ii) the amount of bonus compensation for the year preceding the year in which the date of termination occurs; (b) a cash payment for each outstanding option equal to the amount of the higher of the closing price for shares of the Company's Common Stock or the price actually paid in connection with any Change in Control over the per share exercise price of each such option held by the executive officer (whether or not then fully exercisable) times the number of shares covered by each such option; (c) a lapse of restrictions on all shares of restricted stock;
and (d) life,
disability, and health insurance benefits for a period of 36 months. Benefits under the severance agreements are limited to the extent they would result in the disallowance of a deduction to the Company under the Parachute payment provisions of Section 280G of the Internal Revenue Code.

Five-Year Stock Performance Graph

    The annual changes for the five-year period shown in the following graph are based on the assumption that $100 had been invested in the Company's
Common Stock and each index on December 31, 1989, and that all dividends were reinvested. The total cumulative dollar return shown on the graph represents the value (to the nearest dollar) that such investments would have had on
December 31, 1994.

    The stock performance graph in the proxy statement uses the following indexes, return values and coordinates:

                    APPOINTMENT OF INDEPENDENT ACCOUNTANTS

    The Board of Directors of the Company, on the recommendation of the Audit
Committee, has appointed Price Waterhouse LLP ('Price
Waterhouse') as
independent accountants for the Company for the year ending December 31, 1995, subject to ratification by the shareholders of the Company. Price Waterhouse has served as independent accountants for the Company since 1955. The Board of
Directors believes that the retention of the services of Price Waterhouse is in the best interests of the Company's shareholders and recommends that shareholders approve their appointment. Representatives of Price Waterhouse are expected to attend the Meeting and will have an opportunity to make a statement, if they desire to do so, and to respond to questions from the
Company's shareholders.

    A majority of the votes cast at the Meeting is required to ratify the appointment of Price Waterhouse as independent accountants for the Company for the year ending December 31, 1995. Under applicable New
York law, in
determining whether this proposal has received the requisite number of affirmative votes, abstentions and broker non-votes will be disregarded and will have no effect on the outcome of the vote. Unless a contrary instruction is indicated, a properly executed and returned proxy will be voted FOR the ratification and approval of Price Waterhouse as independent accountants for the Company for the year ending December 31, 1995.

              COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

    Section 16(a) of the Exchange Act requires that the Company's officers and directors, and persons who own more than 10 percent of the Company's Common
Stock, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and The New York Stock Exchange, Inc.
Officers, directors and
greater than 10 percent shareholders are also required by rules of the SEC to furnish the Company with copies of all Forms 3, 4 and 5 which they file.

    Based solely on the Company's review of the copies of such reports it has received, and written representations from certain reporting persons that they were not required to file a Form 5 for 1994, the Company believes that all officers, directors and greater than 10 percent shareholders complied with all filing requirements applicable to them with respect to transactions in the
Company's Common Stock during 1994.

                            SHAREHOLDER PROPOSALS

    Under the rules of the SEC, proposals which shareholders of the Company intend to present at next year's annual meeting of shareholders must be received, in order to be considered at such meeting, by the Secretary of the
Company, at the Company's executive offices located at Marine Air Terminal, La
Guardia Airport, Flushing, New York 11371, no later than the close of business on November 30, 1995. Shareholder proposals received after that date will not be included in the Company's proxy statement or form of proxy prepared in connection with such meeting.

                            ADDITIONAL INFORMATION

    The Company's 1994 Annual Report to Shareholders, which contains financial statements for the year ended December 31, 1994 and other information concerning the operations of the Company, is enclosed with this proxy statement, but is not to be regarded as proxy soliciting materials.

    Upon written request, the Company will provide without charge to each shareholder of the Company a copy of the Company's Annual
Report on Form 10-K
for its prior fiscal year, as filed with the SEC. Address all such requests to: Treasurer, FlightSafety International, Inc., Marine
Air Terminal, La
Guardia Airport, Flushing, New York 11371.

                                          By Order of the
                                          Board of Directors,

                                          PETER P. MULLEN
                                          Secretary

Flushing, New York
March 24, 1995

	Exhibit (23)

	Consent of Independent Accountants




	We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Reg. No.
2-67335, Reg. No. 2-79846, Reg. No. 2-92050 and Reg. No. 33-52998) of
FlightSafety International, Inc. of our report dated January 31, 1995, appearing on page 25 of the 1994 Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.
We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page __27__ of this Form 10-K.



PRICE WATERHOUSE LLP


New York, New York
March 27, 1995