Form 10-Q
period 1995-03-31
FLIGHTSAFETY INTERNATIONAL INC
filed 1995-06-22
CIK 37481

UNITED STATES
                      	SECURITIES AND EXCHANGE COMMISSION
                            	Washington, DC  20549

                                	FORM 10-Q

                  	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                          	For the three months ended

                               	MARCH 31, 1995

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

                       	Yes       X             No

                 	As of May 1, 1995 , the Company had 31,335,751 shares of its common stock outstanding.

                     	FLIGHTSAFETY INTERNATIONAL, INC.

                                	INDEX


PART I - FINANCIAL INFORMATION                                          Page




	Item 1 -  Financial Statements


	   Consolidated Balance Sheets at March 31, 1995
		and December 31, 1994                                                3 - 4

	   Consolidated Statements of Income,
		Three Months Ended March 31, 1995 and 1994                             5

	   Consolidated Statements of Cash Flows,
		Three Months Ended March 31, 1995 and 1994                             6


	   Notes to Consolidated Financial Statements
  as of March 31, 1995                                                 7 - 8


	Item 2 -  Management's Discussion and Analysis of Financial
 			Condition and Results of Operations                                 9

PART II - OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security Holders          10

	Item 6 - Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                             11








	Page 2 of 11

	FLIGHTSAFETY INTERNATIONAL, INC.
	CONSOLIDATED BALANCE SHEETS
	ASSETS
	(UNAUDITED)

                                              March 31,           December 31,
                                               1995                  1994
Current assets:
		Cash                                    $      932,000         $   2,062,000
		Short-term investments stated
   at cost which approximates
   market value                              215,059,000           194,930,000
		Accounts receivable, less
   allowance for doubtful
   accounts of $1,538,000
   ($1,433,000 in 1994)                       65,062,000            59,718,000
 	Inventory                                   12,640,000            14,330,000
		Prepaid expenses and other
   current assets                              8,875,000            10,336,000

			Total current assets                      302,568,000           281,376,000

  Equipment and facilities, at cost          823,597,000           806,651,000

 	Less - accumulated depreciation
   and amortization                         (348,691,000)         (336,590,000)
                                             474,906,000           470,061,000

  Intangible and other assets                 41,225,000            41,492,000

			Total assets                             $818,699,000          $792,929,000















See accompanying notes to consolidated financial statements.

	FLIGHTSAFETY INTERNATIONAL, INC.
	CONSOLIDATED BALANCE SHEETS
	LIABILITIES and SHAREHOLDERS' EQUITY
	(UNAUDITED)

                                              March 31,           December 31,
                                                1995                  1994
Current liabilities:
 	Current portion of long-term debt       $    1,759,000         $   1,759,000
 	Accounts payable and accrued expenses       36,568,000            36,648,000
 	Income taxes payable                        13,166,000             8,230,000
 	Unearned income for contract training       38,046,000            32,566,000

	  Total current liabilities                  89,539,000            79,203,000

 Long-term debt                               38,638,000            39,813,000
 Deferred income taxes                       108,597,000           108,308,000
 Other liabilities                             4,878,000             5,201,000

	  Total liabilities                         241,652,000           232,525,000

Shareholders' equity:
	Common stock - par value $.10
	  Authorized - 100,000,000  shares
   Issued and outstanding  -
   31,328,662 shares (31,315,429 in 1994)      3,133,000             3,132,000
	Capital in excess of par value               33,407,000            33,217,000
	Retained earnings                           542,066,000           525,661,000

                                             578,606,000           562,010,000

	Less - restricted stock compensation         (1,559,000)           (1,606,000)

	Total shareholders' equity                  577,047,000           560,404,000

	Total liabilities and
    shareholders' equity                    $818,699,000          $792,929,000






See accompanying notes to consolidated financial statements.

FLIGHTSAFETY INTERNATIONAL, INC.
	CONSOLIDATED STATEMENTS OF INCOME
	(UNAUDITED)

                                               Three Months Ended March 31,
                                                1995                   1994*
Revenues:
	Training revenues                          $71,344,000            $64,845,000
	Product sales                                6,487,000              8,401,000
                                             77,831,000             73,246,000

Costs and expenses:
	Salaries and wages                          18,786,000             18,783,000
	Depreciation and amortization               11,961,000             11,393,000
	General and administrative                   7,823,000              6,766,000
	Operating expenses                           6,840,000              5,140,000
	Cost of product sales                        5,326,000              7,392,000
                                             50,736,000             49,474,000

Income from operations                       27,095,000             23,772,000

Other income (expense):
	Interest and other income                    3,114,000              2,442,000
	Interest expense                              (724,000)              (690,000)

Income before income taxes                   29,485,000             25,524,000

Income taxes                                  9,321,000              9,325,000

Net income for the period                   $20,164,000            $16,199,000

Net income per share                    $           .64       $            .51

Average shares outstanding                   31,321,355             31,953,637







*Reclassified to conform to 1995 presentation.

See accompanying notes to consolidated financial statements.

	FLIGHTSAFETY INTERNATIONAL, INC.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)


                                                Three Months Ended March 31,
                                                       1995            1994
Increase (decrease) in cash
Cash flows from operating activities:
	Net income                                         $20,164,000   $16,199,000
	Items in net income not using cash:
		Depreciation and amortization                      11,961,000    11,393,000
		Provision for losses on accounts receivable           161,000        75,000
		Deferred income taxes                                 711,000     1,120,000
		Increase in cash surrender value
     of corporate-owned lifeinsurance                  (380,000)     (356,000)
		Other, net                                            153,000       301,000
Changes in working capital other than cash:
		(Increase)  in accounts receivable                 (5,505,000)   (5,551,000)
		Decrease in inventory                               1,690,000       551,000
		Decrease in prepaid expenses and other
		   current assets                                   1,461,000     2,127,000
		(Decrease) increase in accounts payable
     and accrued expenses                               (80,000)    1,752,000
 	Increase in income taxes payable                    4,936,000     5,207,000
		Increase in unearned income                         5,480,000     3,528,000

Net cash provided by operating activities            40,752,000    36,346,000

Cash flows from investing activities:
	Capital expenditures                               (17,018,000)  (11,515,000)
	(Increase) in short-term investments               (20,129,000)  (12,214,000)
	Other, net                                             430,000        (9,000)
Net cash (used in) provided by investing
   activities                                       (36,717,000)  (23,738,000)

Cash flows from financing activities:
	Repayment of short-term borrowings
   and long-term debt                                (1,175,000)   (1,192,000)
	Repurchase of common stock                                        (6,859,000)
	Cash dividends                                      (3,759,000)   (3,179,000)
	Other, net                                            (231,000)    1,056,000
Net cash used in financing activities                (5,165,000)  (10,174,000)
Net (decrease) increase  in cash                     (1,130,000)    2,434,000

Cash at beginning of period                           2,062,000     2,100,000
Cash at end of period                              $    932,000  $  4,534,000

                 	FLIGHTSAFETY INTERNATIONAL, INC.

              	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          	MARCH 31, 1995

                            	(UNAUDITED)

1)	These financial statements, which should be read  in conjunction with the financial statements included in FlightSafety International, Inc.'s Annual Report to Shareholders for 1994, are unaudited but include all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of the results for such interim period. Results for interim periods are not necessarily indicative of results for a full year.


2)	Debt consists of:
                                          March 31,            December 31,
                                             1995                   1994

	Industrial development obligations
	     and other debt due 1995-2012       $40,397,000            $41,572,000
 	Less - current portion                  (1,759,000)            (1,759,000)
                                         $38,638,000            $39,813,000



		The Company's industrial development obligations have variable rates between 2.9 and 5.9 percent.


		The interest capitalized on major equipment acquisitions for the three
    months ended March 31,	1995 was $614,000 ($277,000 in 1994).

3)	The changes in the Company's shareholders' equity account balances in the current period were as follows:
                                  Common     Capital in Excess      Retained
                                   Stock        of Par Value        Earnings
Balance at December 31, 1994    $3,132,000       $33,217,000     $525,661,000
Net income for the period                                          20,164,000
Exercise of options pursuant
 to employee stock
 option plans                        1,000           190,000
Dividends declared ($.12
 per share)                                                        (3,759,000)

Balance at March 31, 1995       $3,133,000       $33,407,000     $542,066,000

On February 19, 1993, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock. On December 3, 1993, the Board of Directors increased its authori-zation to 4,000,000 shares. There were no shares repurchased under the program in the first quarter of 1995. As of March 31, 1995, 3,291,700 shares had been repurchased and subsequently retired. At its March meeting, the Company's Board of Directors declared a regular quarterly cash dividend 1995.








































































	Page 8 of 11
                          	FLIGHTSAFETY INTERNATIONAL, INC.

                     	MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                     	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

In the first three months of 1995, cash provided by operations was $40.8 million. Cash was principally used for the purchase of short-term invest-ments ($20.1 million), purchase additional equipment and facilities ($17.0 million), and payment of dividends ($3.8 million).

Capital expenditures, which are primarily revenue generating assets such as simulators, are expected to exceed $60 million in 1995. The Board of Directors increased the shares authorized for the stock repurchase program from 3,000,000 shares to 4,000,000 shares on December 3, 1993. There were no shares repurchased under the program in the first quarter of 1995. The Company had repurchased and retired 3,291,700 shares as of March 31, 1995. The Company expects to fund its capital expenditures and stock repurchase programs(if appropriate market conditions exist) from cash provided by operations, existing cash and short-term investments.

Accounts receivable increased by $5.3 million, or nine percent, primarily due to an increase in amounts billed in the first quarter of 1995 as compared to the 1994 first quarter.

Results of Operations

Training revenues for the three month period ending March 31, 1995 increased by $6.5 million, or 10 percent, as compared to 1994. Revenue increases were experienced in all areas of the Company's training operations. Training revenues for 1994 include approximately $1.9 million related to an equivalent amount of retroactive salary and benefit expenses from October 1, 1992 paid to employees in accordance with the United States Government Services Contract Act on one of the Company's contracts. Excluding this recurring item, revenue increased by $8.4 million, or 13 percent in 1995 versus 1994.

Product sales decreased $1.9 million, or 23 percent, for the three month period ending March 31, 1995 versus 1994. The decline in product sales is primarily attributable to a decrease in market demand and customer orders for equipment being produced by the Company's Simulation Systems Division.

There appeared to be no increase in salary expense in 1995, however, salary expense actually increased by $1.7 million, or ten percent, due to personnel additions and annual salary increases. The nominal change in salary expense was a result of an equivalent amount of retroactive salary increases from October 1, 1992 paid in accordance with the United States Services Contract
Act, as previously stated, that were included in salary expense for 1994. Depreciation and amortization increased $0.6 million due to the addition of new simulators since the first three months of 1994. Operating expenses increased by $1.7 million primarily due to increases in simulator maintenance, training supplies and subcontractor fees. General and administrative increased by $1.1 million primarily due to increases in professional fees and overall increases in general and administrative costs. These increases were offset by a decrease in cost of product sales primarily related to the decrease in product sales.

Income taxes were relatively unchanged for the three months ending March 31, 1995 versus 1994. Income taxes as a percentage of pre-tax income decreased to 31.6 percent in 1995 as compared to 36.5 percent in 1994. The lower effective income tax rate is due principally to income tax refunds related to prior years and an increase in tax advantaged income as a percentage of pre-tax income.


	Page 9 of 11
	PART II - OTHER INFORMATION





Item 4.	Submission of Matters to a Vote of Security Holders.

	None.





Item 6.	Exhibits and Reports on Form 8-K.

	None.



























	Page 10 of 11



	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						FLIGHTSAFETY INTERNATIONAL, INC.



Date:  May 9, 1995			                  	/s/ A. L. UELTSCHI
                                  						President




Date:  May 9, 1995 	                			/s/ KENNETH W. MOTSCHWILLER
                                 						Vice President-Treasurer
























	Page 11 of 11