Form 10-Q
period 1995-06-30
FLIGHTSAFETY INTERNATIONAL INC
filed 1995-08-07
CIK 37481

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                         For the six months ended

                               JUNE 30, 1995

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

                   Yes       X             No

              As of July 31, 1995, the Company had 31,293,778
                  shares of its common stock outstanding.





                     FLIGHTSAFETY INTERNATIONAL, INC.

                                   INDEX

PART I - FINANCIAL INFORMATION                                          Page

     Item 1 -  Financial Statements

        Consolidated Balance Sheets at June 30, 1995
          and December 31, 1994                                        3 - 4

        Consolidated Statements of Income,
          Six Months Ended June 30, 1995 and 1994                        5

        Consolidated Statements of Income,
          Three Months Ended June 30, 1995 and 1994                      6

        Consolidated Statements of Cash Flows,
          Six Months Ended June 30, 1995 and 1994                        7


        Notes to Consolidated Financial Statements
          as of June 30, 1995                                         8 - 9


     Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   10 - 11

PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders      12


     Item 6 - Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                             13


Page 2 of 13

                     FLIGHTSAFETY INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                                (UNAUDITED)

                                                 June 30,         December 31,
                                                  1995                1994
Current assets:
     Cash                                   $   2,260,000        $   2,062,000

     Short-term investments stated at
        cost which approximates
        market value                          221,208,000          194,930,000
     Accounts receivable, less allowance
        for doubtful accounts of
        $1,439,000 ($1,433,000 in 1994)        65,113,000           59,718,000
     Inventory                                  8,735,000           14,330,000
     Prepaid expenses and other
        current assets                          7,817,000           10,336,000

              Total current assets            305,133,000          281,376,000

Equipment and facilities, at cost             847,534,000          806,651,000
     Less - accumulated depreciation
        and amortization                     (360,621,000)        (336,590,000)

                                              486,913,000          470,061,000

Intangible and other assets                    41,033,000           41,492,000

              Total assets                   $833,079,000         $792,929,000

See accompanying notes to consolidated financial statements.


Page 3 of 13




                      FLIGHTSAFETY INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                   LIABILITIES and SHAREHOLDERS' EQUITY
                                 (UNAUDITED)

                                                  June 30,        December 31,
                                                   1995               1994
Current liabilities:
      Current portion of long-term debt     $    1,759,000       $   1,759,000
      Accounts payable and
         accrued expenses                       39,640,000          36,648,000
      Income taxes payable                       3,578,000           8,230,000
      Unearned income for contract training     39,295,000          32,566,000

       Total current liabilities                84,272,000          79,203,000

Long-term debt                                  38,413,000          39,813,000
Deferred income taxes                          108,884,000         108,308,000
Other liabilities                                6,432,000           5,201,000

       Total liabilities                       238,001,000         232,525,000

Shareholders' equity:
      Common stock - par value $.10
       Authorized - 100,000,000  shares
       Issued and outstanding  -
           31,360,954 shares
          (31,315,429 in 1994)                   3,136,000           3,132,000
      Capital in excess of par value            35,402,000          33,217,000
      Retained earnings                        558,035,000         525,661,000

                                               596,573,000         562,010,000

      Less - restricted stock compensation      (1,495,000)         (1,606,000)

      Total shareholders' equity               595,078,000         560,404,000

      Total liabilities and
          shareholders' equity                $833,079,000        $792,929,000

See accompanying notes to consolidated financial statements.




Page 4 of 13


                 FLIGHTSAFETY INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)

                                                  Six Months Ended June 30,
                                                      1995          1994*

Revenues:
    Training revenues                            $146,149,000    $132,076,000
     Product sales                                  11,076,000      15,179,000

                                                   157,225,000     147,255,000

Costs and expenses:
     Salaries and wages                             37,384,000      36,576,000
     Depreciation and amortization                  24,430,000      22,974,000
     General and administrative                     14,707,000      12,468,000
     Operating expenses                             15,124,000      11,777,000
     Cost of product sales                           8,994,000      13,192,000

                                                   100,639,000      96,987,000

Income from operations                              56,586,000      50,268,000

Other income (expense):
     Interest and other income                       6,216,000       5,234,000
     Interest expense                               (1,479,000)     (1,201,000)

Income before income taxes                          61,323,000      54,301,000

Income taxes                                        20,246,000      19,563,000

Net income for the period                        $  41,077,000    $ 34,738,000

Net income per share                             $        1.31    $       1.09

Average shares outstanding                          31,327,275      31,877,554


See accompanying notes to consolidated financial statements.

*Reclassified to conform with 1995 presentation.




Page 5 of 13

                      FLIGHTSAFETY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)


                                                  Three Months Ended June 30,
                                                         1995        1994*

Revenues:
     Training revenues                              $74,805,000    $67,231,000
     Product sales                                    4,589,000      6,778,000
                                                     79,394,000     74,009,000
Costs and expenses:
     Salaries and wages                              18,598,000     17,793,000
     Depreciation and amortization                   12,469,000     11,581,000
     General and administrative                       6,884,000      5,702,000
     Operating expenses                               8,284,000      6,637,000
     Cost of product sales                            3,668,000      5,800,000
                                                     49,903,000     47,513,000

Income from operations                               29,491,000     26,496,000
Other income (expense):
     Interest and other income                        3,102,000      2,792,000
     Interest expense                                  (755,000)      (511,000)

Income before income taxes                           31,838,000     28,777,000

Income taxes                                         10,925,000     10,238,000

Net income for the period                           $20,913,000    $18,539,000

Net income per share                                $       .67    $       .58

Average shares outstanding                           31,333,121     31,759,226

See accompanying notes to consolidated financial statements.

*Reclassified to conform with 1995 presentation.

                       FLIGHTSAFETY INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    Six Months Ended June 30,
                                                        1995         1994

Increase (decrease) in cash
Cash flows from operating activities:
     Net income                                     $41,077,000    $34,738,000
Items in net income not using cash:
     Depreciation and amortization                   24,430,000     22,974,000
     Provision for losses on accounts receivable        251,000        150,000
     Deferred income taxes                            1,422,000      2,238,000
     Increase in cash surrender value of
         corporate-owned life insurance                (760,000)      (758,000)
     Other, net                                         307,000        383,000
Changes in working capital other than cash:
     (Increase) in accounts receivable               (5,646,000)    (3,924,000)
     Decrease in inventory                            5,595,000        804,000
     Decrease in prepaid expenses and
         other current assets                         2,519,000      3,391,000
     Increase (decrease) in accounts payable
         and accrued expenses                         2,992,000     (4,796,000)
     Decrease in income taxes payable                (4,652,000)    (1,729,000)
     Increase in unearned income                      6,729,000      7,433,000

Net cash provided by operating activities            74,264,000     60,904,000

Cash flows from investing activities:
     Capital expenditures                           (41,549,000)   (26,265,000)
     (Increase) in short-term investments           (26,278,000)   (13,560,000)
     Other, net                                       2,505,000        220,000

Net cash used in investing activities               (65,322,000)   (39,605,000)

Cash flows from financing activities:
     Repayment of long-term debt                     (1,400,000)    (1,430,000)
     Repurchase of common stock                      (1,183,000)   (13,655,000)
     Cash dividends                                  (7,523,000)    (6,344,000)
     Exercise of stock options                        2,192,000      2,137,000
     Other, net                                        (830,000)       841,000

Net cash used in financing activities                (8,744,000)   (18,451,000)

Net increase in cash                                    198,000      2,848,000
Cash at beginning of period                           2,062,000      2,100,000
Cash at end of period                              $  2,260,000   $  4,948,000

                     FLIGHTSAFETY INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)

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



2)   Debt consists of:                         June 30,          December 31,
                                                 1995                1994
     Industrial development obligations
          and other debt due 1995-2012      $40,172,000          $41,572,000

     Less - current portion                  (1,759,000)          (1,759,000)

                                            $38,413,000          $39,813,000

The Company's industrial development obligations have variable rates between
2.8 and 5.9 percent.

The interest capitalized on major equipment acquisitions for the six months ended June 30, 1995 was $929,00 0 ($694,0 00 in 1994).

3)The changes in the Company's shareholders' equity account balances in the current period were as follows:

                                                     Capital In
                                       Common         Excess of      Retained
                                        Stock         Par Value      Earnings

Balance at December 31, 1994
                                     $3,132,000      $33,217,000  $525,661,000
Net income for the period                                           41,077,000
Exercise of options pursuant
to employee stock option plans            7,000        2,185,000
Repurchase of common stock               (3,000)                    (1,180,000)
Dividends declared ($.24 per
  share)                                                            (7,523,000)

Balance at June 30, 1995             $3,136,000      $35,402,000  $558,035,000

On February 19, 1993, the Company's Board of Directors authorized the re-purchase of up to 3,000,000 shares of the Company's outstanding common stock. On December 3, 1993, the Board of Directors increased its authorization to 4,000,000 shares. As of June 30, 1995, 3,316,700 shares had been repurchased and subsequently retired. At its June meeting, the Company's Board of Directors declared a regular quarterly cash dividend of twelve cents per share on its common stock payable August 15, 1995 to shareholders of record on July 24, 1995.

                     FLIGHTSAFETY INTERNATIONAL, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition

During the first six months of 1995, cash provided by operations was $74.3 million. Cash was principally used to purchase additional equipment and facilities ($41.5 million), purchase of short-term investments ($26.3 million) and payment of dividends ($7.5 million).

Capital expenditures, which are primarily revenue generating assets such as simulators, are expected to exceed $70 million in 1995. The Company also expects to continue to purchase shares of its common stock. The Board of Directors have authorized a stock repurchase program of 4,000,000 shares.
The Company has repurchased and retired 3,316,700 shares as of June 30, 1995. The Company expects to fund its capital expenditures and stock repurchase program from cash provided by operations, existing cash and short-term invest-ments.

Accounts receivable increased by $5.4 million, or 9 percent, since December 31, 1994 primarily due to an increase in amounts billed in the first six months of 1995. Inventory decreased by $5.6 million, or 39 percent, due to reductions in commercial orders for new training equipment.

Results of Operations

Training revenues for the six months ended June 30, 1995 increased by $14.1 million, or 11 percent, and 1995 second quarter training revenues increased by $7.6 million, or 11 percent, compared to the same periods in 1994.
Increases in training revenues for the 1995 periods were experienced in all areas of the Company's training operations. Training revenues for the first half of 1994 included approximately $1.9 million related to an equivalent amount of retroactive salary and benefit expenses from October 1, 1992 paid to employees in accordance with the United States Government Services Contract Act on one of the Company's contracts. Excluding this non-recurring item, revenues increased by $16.0 million, or 12 percent, for the six months ended June 30, 1995 versus 1994.

Product sales, which consist of simulators and visual systems, decreased $4.1 million, or 27 percent, and $2.2 million, or 32 percent, respectively, for the six and three month periods ended June 30, 1995 compared to the same periods in 1994 due to decreases in customer orders for equipment being produced by the Company's Simulation Systems Division.

Total expenses for the six months ended June 30, 1995 increased by $3.7 million, or four percent. Salary and wages actually increased by $2.5 million, or 7 percent, due to personnel additions and annual salary increases, but appear to have only increased by $0.8 million because of the additional $1.7 million in salary expenses incurred in 1994 related to retroactive salary increases from October 1, 1992 paid in accordance with the United States Services
Contract Act. Depreciation and amortization increased by $1.5 million due to the addition of new simulators since the first six months of 1994. Operating expenses increased by $3.3 million primarily due to increases in subcontractor fees, simulator maintenance costs and training supplies.

General and administrative expenses increased by $2.2 million primarily due to increases in professional fees, insurance costs and overall increases in general and administrative costs. These increases were offset by a decrease in cost of product sales related to the decrease in product sales.

Income taxes for the six and three months ended June 30, 1995 increased slightly for both periods compared to the 1994 periods. Income taxes, as a percentage of pre-tax income for the six months ended June 30, 1995 decreased to 33.0 percent in 1995 from 36.0 percent for the same period in 1994 and decreased to 34.3 percent from 35.6 percent for the three month periods ended June 30, 1995 and 1994, respectively. The lower effective income tax rates were due to income tax refunds related to prior years and advantaged income as a percentage of pre-tax income.

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

                     FLIGHTSAFETY INTERNATIONAL, INC.



Date:      August 7, 1995      s/ A.L. UELTSCHI
                     President


Date: August 7, 1995      s/K. W. MOTSCHWILLER
                     Vice President/Treasurer