Form 10-Q
period 1995-09-30
FLIGHTSAFETY INTERNATIONAL INC
filed 1995-11-08
CIK 37481

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                         For the nine months ended

                            September 30, 1995

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

                   Yes       X             No

            As of November 1, 1995, the Company had 30,855,101
                  shares of its common stock outstanding.



                     FLIGHTSAFETY INTERNATIONAL, INC.

                                   INDEX


PART I - FINANCIAL INFORMATION
                                                                         Page

     Item 1 -  Financial Statements

        Consolidated Balance Sheets at September 30, 1995
          and December 31, 1994                                         3 - 4


        Consolidated Statements of Income,
          Nine months Ended September 30, 1995 and 1994                   5

        Consolidated Statements of Income,
          Three Months Ended September 30, 1995 and 1994                  6

        Consolidated Statements of Cash Flows,
          Nine months Ended September 30, 1995 and 1994                   7


        Notes to Consolidated Financial Statements
          as of September 30, 1995                                     8 - 9

     Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10 - 11

PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders       12

     Item 6 - Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                              13

                     FLIGHTSAFETY INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                                (UNAUDITED)

                                              September 30,       December 31,
                                                  1995               1994
  Current assets:
     Cash                                    $   4,121,000      $   2,062,000
     Short-term investments stated at
       cost which approximates market value    216,529,000        194,930,000
     Accounts receivable, less allowance
       for doubtful accounts of $1,535,000
       ($1,433,000 in 1994)                     59,919,000         59,718,000
     Inventory                                   6,554,000         14,330,000
     Prepaid expenses and
       other current assets                      7,729,000         10,336,000

     Total Current Assets                      294,852,000        281,376,000

     Equipment and facilities, at cost         864,425,000        806,651,000
       Less - accumulated depreciation
       and amortization                       (371,642,000)      (336,590,000)

                                               492,783,000        470,061,000

     Intangible and other assets                40,745,000         41,492,000

     Total assets                             $828,380,000       $792,929,000


      See accompanying notes to consolidated financial statements.

                     FLIGHTSAFETY INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                   LIABILITIES and SHAREHOLDERS' EQUITY
                                (UNAUDITED)

                                              September 30,       December 31,
                                                  1995               1994
  Current liabilities:
     Current portion of long-term debt        $  1,759,000      $   1,759,000
     Accounts payable and accrued expenses      42,957,000         36,648,000
     Income taxes payable                        4,580,000          8,230,000
     Unearned income for contract training      37,066,000         32,566,000

     Total current liabilities                  86,362,000         79,203,000

   Long-term debt                               38,404,000         39,813,000
   Deferred income taxes                       109,650,000        108,308,000
   Other liabilities                             6,043,000          5,201,000

     Total liabilities                         240,459,000        232,525,000


  Shareholders' equity:
     Common stock - par value $.10
       Authorized - 100,000,000  shares
       Issued and outstanding  -
       30,884,301 shares
       (31,315,429 in 1994)                      3,088,000          3,132,000
     Capital in excess of par value             36,065,000         33,217,000
     Retained earnings                         550,570,000        525,661,000

                                               589,723,000        562,010,000

     Less - restricted stock compensation       (1,802,000)        (1,606,000)

     Total shareholders' equity                587,921,000        560,404,000
   Total liabilities and
     shareholders' equity                     $828,380,000       $792,929,000





      See accompanying notes to consolidated financial statements.

                    FLIGHTSAFETY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                              Nine Months Ended September 30,
                                                  1995               1994*
     Revenues:
        Training revenues                     $219,361,000       $196,073,000
        Product sales                           15,327,000         21,668,000

                                               234,688,000        217,741,000
     Costs and expenses:
        Salaries and wages                      57,368,000         54,079,000
        Depreciation and amortization           37,037,000         34,821,000
        General and administrative              23,065,000         18,536,000
        Operating expenses                      22,113,000         18,657,000
        Cost of product sales                   11,444,000         18,673,000

                                               151,027,000        144,766,000

     Income from operations                     83,661,000         72,975,000
     Other income (expense):
        Interest and other income                9,485,000          8,278,000
        Interest expense                        (2,210,000)        (1,626,000)

     Income before income taxes                 90,936,000         79,627,000
     Income taxes                               30,504,000         28,653,000

     Net income for the period               $  60,432,000       $ 50,974,000

     Net income per share                    $       1.93        $       1.60

     Average shares outstanding                31,290,479          31,796,596





      See accompanying notes to consolidated financial statements.

      *Reclassified to conform with 1995 presentation.





                               Page 5 of 13

                       FLIGHTSAFETY INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)


                                              Three Months Ended September 30,
                                                   1995               1994*
     Revenues:
        Training revenues                       $73,212,000       $63,997,000
        Product sales                             4,251,000         6,489,000

                                                 77,463,000        70,486,000

     Costs and expenses:
       Salaries and wages                        19,984,000        17,503,000
       Depreciation and amortization             12,607,000        11,847,000
       General and administrative                 7,857,000         6,071,000
       Operating expenses                         7,490,000         6,877,000
       Cost of product sales                      2,450,000         5,481,000

                                                 50,388,000        47,779,000

     Income from operations                      27,075,000        22,707,000
     Other income (expense):
       Interest and other income                  3,269,000         3,044,000
       Interest expense                            (731,000)         (425,000)

     Income before income taxes                  29,613,000        25,326,000
     Income taxes                                10,258,000         9,090,000

     Net income for the period                  $19,355,000       $16,236,000

     Net income per share                       $       .62       $       .51

     Average shares outstanding                  31,218,890        31,594,709





      See accompanying notes to consolidated financial statements.

            *Reclassified to conform with 1995 presentation.





                               Page 6 of 13

                       FLIGHTSAFETY INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                               Nine Months Ended September 30,
                                                   1995               1994*
Increase (decrease) in cash
Cash flows from operating activities:
     Net income                                 $60,432,000       $50,974,000
     Items in net income not using cash:
          Depreciation and amortization          37,037,000        34,821,000
          Provision for losses on
          accounts receivable                       326,000           225,000
          Deferred income taxes                   2,611,000         3,171,000
          Increase in cash surrender
          value of corporate-owned life
             insurance                           (1,140,000)       (1,237,000)
          Other, net                                423,000           479,000
Changes in working capital other than cash:
          (Increase)  in accounts receivable       (527,000)       (1,100,000)
          Decrease in inventory                   7,776,000           220,000
          Decrease in prepaid expenses and
             other current assets                 2,607,000         3,097,000
          Increase (decrease) in accounts
             payable and accrued expenses         6,309,000          (235,000)
          Decrease in income taxes payable       (3,650,000)         (441,000)
          Increase in unearned income             4,500,000         5,269,000

Net cash provided by operating activities       116,704,000        95,243,000

Cash flows from investing activities:
          Capital expenditures                  (60,091,000)      (45,285,000)
          (Increase) in short-term
             investments                        (21,599,000)      (15,260,000)
          Corporate-owned life insurance
             premiums                            (2,703,000)         (832,000)
          Other, net                              2,878,000         2,470,000

Net cash used in investing activities           (81,515,000)      (58,907,000)

Cash flows from financing activities:
     Repayment of long-term debt                 (1,409,000)       (1,579,000)
     Repurchase of common stock                 (23,728,000)      (23,725,000)
     Cash dividends                             (11,847,000)      (10,122,000)
     Increase in long-term borrowings
        against cash surrender value
        of corporate-owned life insurance         2,622,000
     Exercise of stock options                    2,501,000         2,152,000
     Effect of tax leases                        (1,269,000)       (1,051,000)

Net cash used in financing activities           (33,130,000)      (34,325,000)
Net increase in cash                              2,059,000         2,011,000
Cash at beginning of period                       2,062,000         2,100,000
Cash at end of period                         $   4,121,000      $  4,111,000

*Reclassified to conform to 1995 presentation

                     FLIGHTSAFETY INTERNATIONAL, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995

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

2)   Debt consists of:
                                              September 30,      December 31,
                                                  1995                 1994
     Industrial development obligations
     and other debt due 1995-2012               $40,163,000       $41,572,000
     Less - current portion                      (1,759,000)       (1,759,000)
                                                $38,404,000       $39,813,000

     The Company's industrial development obligations have variable rates between 2.8 and 5.9 percent.

     The interest capitalized on major equipment acquisitions for the nine months ended September 30,1995 was $1,353,000 ($1,038,000 in 1994).

3) The changes in the Company's shareholders' equity account balances in the current period were as follows:

                                                    Capital in
                                         Common    Excess of Par    Retained
                                          Stock       Value         Earnings
Balance at December 31, 1994           $3,132,000   $33,217,000  $525,661,000

Net income for the period                                          60,432,000

Exercise of options pursuant
to employee stock option plans              8,000     2,848,000

Repurchase of common stock                (52,000)                (23,676,000)

Dividends declared ($.38 per
 share)                                                           (11,847,000)

Balance at September 30, 1995          $3,088,000   $36,065,000  $550,570,000

On September 12, 1995 the Company's Board of Directors authorized the repurchase of an additional 4,000,000 shares of the Company's outstanding common stock.
The Company is now authorized to repurchase 8,000,000 shares. As of September 30, 1995, 3,812,100 shares had been repurchased and subsequently retired. At its September meeting, the Company's Board of Directors declared a regular quarterly cash dividend of 14 cents per share on its common stock payable November 7, 1995 to shareholders of record on October 16, 1995.

                     FLIGHTSAFETY INTERNATIONAL, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

During the first nine months of 1995, cash provided by operations was $116.7 million. Cash was principally used to purchase additional equipment and facilities ($60.1 million), repurchase shares of the Company's common stock ($23.7 million), purchase of short-term investments ($21.6 million) and payment of dividends ($11.8 million).

Capital expenditures, which are primarily revenue generating assets such as simulators, are expected to exceed $80 million in 1995. The Board of
Directors continues to be optimistic about the Company's prospects and, therefore, increased the shares authorized for the stock repurchase program to 8,000,000 shares from 4,000,000 shares on September 12, 1995. The Company has
repurchased and retired 3,812,100 shares as of September 30, 1995.   The Company
expects to fund its capital expenditures and stock repurchase program from cash provided by operations, existing cash and short-term investments.

Short-term investments increased by $21.6 million at September 30, 1995 primarily from cash provided by operating activities. Accounts receivable remained relatively unchanged since December 31, 1994. Inventory decreased by $7.8 million, or 54 percent, due to reductions in commercial orders for new training equipment.

Results of Operations

Training revenues for the nine months ended September 30, 1995 increased by $23.3 million, or 12 percent, while 1995 third quarter training revenues increased by $9.2 million, or 14 percent, compared to the same periods in 1994. Increases in training revenues for the 1995 periods were experienced in all areas of the Company's training operations. Training revenues for the nine months ended September 30, 1994 included approximately $1.9 million related to an equivalent amount of retroactive salary and benefit expenses from October 1, 1992 paid to employees in accordance with the United States Government Services Contract Act on one of the Company's contracts. Excluding this non-recurring item, revenues increased by $25.2 million, or 13 percent, for the nine months ended September 30, 1995 versus 1994.


Product sales, which consist primarily of simulators and visual systems, decreased $6.3 million, or 29 percent, and $2.2 million, or 34 percent, respectively, for the nine and three month periods ended September 30, 1995 compared to the same periods in 1994 due to decreases in customer orders for equipment being produced by the Company's Simulation Systems Division. Gross margins for both the nine month and three month periods ended September 30, 1995 increased primarily because of the completion of some contracts and the recognition of all revenue and costs related to these contracts.

Total expenses for the nine months ended September 30, 1995 increased by $6.3 million, or four percent. Salary and wages actually increased by $5.0 million, or 10 percent, due to personnel additions and annual salary increases, but appears to have only increased by $3.3 million because of the additional $1.7 million in salary expenses incurred in 1994 related to retroactive salary increases from October 1, 1992 paid in accordance with the United States Services Contract Act. Depreciation and amortization increased by $2.2 million due to the addition of new simulators since the first nine months of 1995. Operating expenses increased by $3.5 million primarily due to increases in simulator and aircraft maintenance costs, training supplies and subcontractor fees.

General and administrative expenses increased by $4.5 million primarily due to increases in insurance costs, professional fees and overall increases in general and administrative costs. These increases were offset by a decrease in cost of product sales related to the decrease in product sales.

Income taxes for the nine and three months ended September 30, 1995 increased slightly for both periods compared to the 1994 periods. Income taxes, as a percentage of pre-tax income for the nine months ended September 30, 1995, decreased to 33.5 percent in 1995 from 36.0 percent for the same period in 1994 and decreased to 34.6 percent from 35.9 percent for the three month periods ended September 30, 1995 and 1994, respectively. The lower effective income tax rates were due to income tax refunds related to prior years and an increase in tax advantaged income as a percentage of pre-tax income.

                        PART II - OTHER INFORMATION





Item 4.    Submission of Matters to a Vote of Security Holders.

 None.





Item 6.    Exhibits and Reports on Form 8-K.

 None.




























                               Page 12 of 13
                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     FLIGHTSAFETY INTERNATIONAL, INC.



Date:   November 7, 1995       s/A.L. UELTSCHI
           President



Date: November 7, 1995         s/K. W. MOTSCHWILLER
                     Vice President/Treasurer
















                               Page 13 of 13