Form 10-K
period 1995-12-31
FLIGHTSAFETY INTERNATIONAL INC
filed 1996-03-29
CIK 37481

UNITED STATES
              	        SECURITIES AND EXCHANGE COMMISSION
                             	Washington, D.C.  20549

                                  	FORM 10-K

                	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           	For the fiscal year
                         	ended December 31, 1995

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

                           	Yes   X      No
                                 ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. (X)

                    	Exhibit Index on page 26

The aggregate market value of the voting stock held by non-affiliates of the Company, based on the closing price of such stock on the New York Stock Exchange on March 11, 1996, was $1,122,655,855.
As of March 11, 1996, the Company had 30,662,772 shares of its Common Stock outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE

(1)	Certain information contained in the Company's Annual Report to Share-
holders for the Fiscal Year Ended December 31, 1995 is incorporated by reference in Part II of this Form 10-K.

(2)	Certain information contained in the Company's Proxy Statement dated March
22, 1996 relating to its Annual Meeting of Shareholders scheduled to be held on April 24, 1996 is incorporated by reference in Part III of this Form 10-K.

	PART I
ITEM 1.	BUSINESS
FlightSafety International, Inc., a New York corporation (the "Company"), was organized in 1951. The Company is engaged in the business of providing high technology training to operators of aircraft and ships. The Company owns and operates the largest civil aviation simulator fleet in the world, consisting of more than 170 simulators and training devices.
The Company operates primarily in one industry segment which is training.
The Company is also engaged in the design, manufacture and sale of full-motion flight simulators and other training equipment through its Simulation Systems Division (the "Simulation Division") and visual displays and systems for flight simulators through its Visual Simulation Systems Division (the "Visual Division"). The Company's Instructional Systems Division (the "Instructional Division") develops classroom presentation systems, interactive computer-based software, courseware and manuals primarily for the Company's educational and training activities and is not considered an industry segment.
Training revenues amounted to 94% of operating revenues in 1995, 90% in 1994 and 82% in 1993, while product sales by the Simulation Division and Visual Division to unaffiliated customers were six percent of operating revenues in 1995, 10% in 1994 and 18% in 1993. Sales of products to unaffiliated customers developed by the Instructional Division were not material for these periods and were included in the Company's training revenues. Further financial information regarding the Company's industry segments (including identifiable assets by segment) can be found in the Company's consolidated financial statements (and notes thereto) which are incorporated by reference in
Part II of this Form 10-K.
The Company's activities include (a) advanced pilot training in the operation of aircraft and air traffic control procedures, (b) air crew training for military and other government personnel, (c) aircraft maintenance technician training, (d) ab-initio (primary) pilot training to qualify individuals for private and commercial pilot licenses, (e) ship handling and related training through the Company's wholly-owned subsidiary, MarineSafety International, Inc. ("MarineSafety"), (f) the design and manufacture of full-motion flight simulators and other training equipment through the Company's Simulation Division, (g) the design and manufacture of visual displays and systems used for flight simulators through the

Company's Visual Division and (h) the development of instructional methods and materials through its Instructional Division.
Much of the Company's training is conducted on simulators, which incorporate advanced computer-based technology to replicate, with a high degree of accuracy, certain sights, sounds, movements and control responses in order to reproduce the total environment experienced by the operator of a particular
aircraft or ocean-going vessel.   Such simulators are used in the Company's
aviation and marine training programs. Through the Simulation Division, the Company manufactures training equipment, including flight simulators, which is complemented by the Visual Division which produces visual systems for flight simulators, both of which are primarily for use in the Company's training operations and for sale to unaffiliated parties.

Advanced pilot training accounted for 67% of the Company's operating revenues in 1995, 65% in 1994 and 61% in 1993; government crew training accounted for 20% of the Company's operating revenues in 1995, 18% in 1994 and 16% in 1993.

The Company's training activities are conducted primarily in the United States. The Company also maintains two learning centers in Canada, one learning center in Paris, France and one learning and research center in Rotterdam, the Netherlands. Many foreign aircraft operators use the Company's U.S. learning centers to train their crews. Export product sales, consisting of simulators and visual systems, were three percent of operating revenues in 1995, four percent in 1994 and 12% in 1993. Further information regarding the Company's export sales can be found in the Company's consolidated financial statements (and notes thereto) which are incorporated by reference in Part II of this Form 10-K.

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

The most significant aspect of the Company's advanced pilot training program is the training conducted on sophisticated simulators. Such simulators recreate the pilot's total cockpit environment, including all flight instrumentation. The cockpit section of the simulator is connected to computers which reproduce the conditions and movements of actual flight for the trainee who sits at the controls within the cockpit. A large hydraulically powered platform, together with the instruments within the cockpit, is connected to complex digital computer systems which move the cockpit and adjust the instrument readings in response to either the actions of the trainee or those of the instructor at a separate control station. The instructor may program the computers to change flight conditions, aircraft performance and airport approaches as desired. Training in a simulator enables a pilot to practice and perfect procedures and techniques (including emergency maneuvers which would be hazardous to attempt in actual flight) in a controlled environment, eliminating the danger of using the aircraft itself and at a substantial cost reduction. In addition, FAA regulations related to certain sophisticated simulators (Level "C" and Level "D") have expanded the permissible use of such simulators in pilot evaluation and certification such that many certifications can be achieved without flying the actual aircraft.

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

Advanced pilot training is offered to flight crews (pilots, co-pilots and engineers) in order to (i) instruct such crews in the operation of new or different types of aircraft thereby enabling them to obtain "type ratings", where applicable, on their licenses and (ii) keep such crews proficient by providing recurrent training courses in the latest safety and flight procedures relating to such aircraft. Pursuant to certain FAA regulations for pilot checking, testing and certification, no person may act as a pilot-in-command of an aircraft unless such person has accomplished a flight review within the preceding 24 months and, if the aircraft is type certificated for more than one required pilot, such person must have satisfactorily completed prescribed proficiency checks within the preceding
12 months. At the pilot's option, both the 12-month and 24-month proficiency checks can be accomplished in an FAA Level "C" or Level "D" approved simulator. In addition, depending on the type of operation, the flight crewmember may be required to complete periodic recurrent training. All of this recurrent training can also be accomplished in an FAA-approved Level "C" or Level "D" simulator.

In addition to training provided pursuant to agreements with aircraft manufacturers, the Company provides training for type-ratings and recurrent training courses pursuant to agreements with the air crew member's employer. Under such agreements, the customer pays an annual course fee which provides for training to proficiency of up to two different types of aircraft and incorporates training in simulators. Alternatively, the customer may elect to pay for each course or training as taken rather than enter into such agreements.
The Company also continues to expand its training of pilots employed by domestic and foreign commercial air carriers (both regional and major carriers) with the addition of new concept air carriers and continues to provide access to its training equipment to pilots employed by other air carriers in which they provide their own instruction. FAA regulations require all pilots employed by domestic commercial commuter carriers flying aircraft above a certain weight to pass examinations with respect to their proficiency in handling the type of aircraft which they fly and to undergo recurrent training every six months. While the majority of air carriers, particularly the major airlines, provide all training (including simulator-based training) necessary to enable their pilots to comply with FAA requirements, certain major airlines have used the Company's Airbus A-310, Fokker 100, McDonnell Douglas ("MD") DC-9, MD-80
PAGE 6 OF 90

and MD-88/87 and Boeing 727, 737, 747, 757 and 767-300ER simulators for this purpose. Foreign air carriers, while not subject to the same FAA regulations, also engage the Company to provide their pilots with initial training and recurrent courses in various types of aircraft. In addition, regional airlines utilize the Company's Piper Navajo, Fairchild Metro II, III and 23, de Havilland Twin Otter, Dash 7 and Dash 8, Embraer 120, Saab-340, ATR 42/72, Beech 1900, Shorts 360 and BAe Jetstream 31/32 simulators to provide required training for their pilots. The Company owns and operates 29 major and 30 regional airline flight simulators for these purposes.

In 1995, the Company began construction on a large airline training complex in Kunming, China, for training of pilot and flight attendant crews of Boeing 737, 757 and 767 aircraft which will also include a twelve story hotel; acquired four Boeing Aircraft simulators located at Dallas-Ft. Worth, Texas and Louisville, Kentucky, including its first Boeing 747 simulator and signed an agreement with Embry-Riddle Aeronautical College for a training, educational and research facility on its campus to house a Boeing 737 simulator and a Beech 1900D simulator. In addition, the Company was designated the official training company for the new EMB-145 regional jet developed by Embraer of Brazil.
In 1996, the Company purchased Embraer's Ft. Lauderdale, Florida training facility and its EMB-120 simulator.

2.	Government Pilot and Crew Training
The Company provides training for pilots and other crew members operating aircraft for agencies of the United States Government at substantially all of its learning centers. In addition, the Company has several learning centers, including its Dothan and Daleville, Alabama learning centers, which are primarily dedicated to military training. The Company's customers include the U.S. Air Force, Army, Navy, Marine Corps and Coast Guard, and pilots employed by the National Aeronautics and Space Administration, the FAA, the U.S. Customs Service, the Drug Enforcement Administration and various other government agencies.

The Dothan, Alabama learning center is located near the United States Army Aviation Center at Fort Rucker. Hangars are located at this facility to house classroom and repair facilities for a fleet of fixed-wing aircraft which are used to train Army helicopter pilots to become fixed-wing pilots. In 1995, the U. S. Army. The related training contract provides for annual renewals at the U.S. Army's option through 2000. The contract is valued at $31 million over that period.

In 1995, FlightSafety Services Corporation, a subsidiary of the Company ("Services Corporation"), was awarded a contract modification valued at $54 million over three years for the upgrade of seven C-5 Galaxy simulators owned by the U.S. Air Force which includes approximately $12 million of product sales related to visual display systems being produced by the Visual Division. Services Corporation provides instructors and technicians at four U.S. Air Force bases where it operates the simulators for training of U.S. Air Force C-5 A/B transport crews under a contract renewable annually at the government's option through 1999. Service Corporation's other contracts include a U.S. Air Force contract for training Air Force KC-135 aerial refueling aircraft flight crews and C-135 cargo aircraft pilots and flight engineers. The contract is renewable annually at the government's option through 2007. The Company operates 19 KC-135 simulators and training devices used for training at 11 U.S. Air Force bases for aerial refueling and low-level flight training that permit many flight training maneuvers currently performed in the aircraft to be more economically accomplished in the simulator. In addition, Services Corporation has a five year contract that began in 1994 in support of the U.S. Joint Surveillance Target Attack Radar System (JSTARS) which involves highly sophisticated aerial surveillance and communications systems intended to provide real-time information about ground personnel movements within hostile territories.

Contracts were also awarded to the Company in 1995 by the Military and the FAA for fixed and rotary wing training.

As noted earlier, 20% of the Company's 1995 operating revenues (18% in 1994 and 16% in 1993) were attributed to U.S. Government pilot and crew training.
In general, contracts with agencies of the U.S. Government are subject to renewal, renegotiation and termination at the election of the U.S. Government.

    3.	Maintenance Technician Training
The Company provides maintenance training to aircraft technicians for a wide range of aircraft at most of its learning centers and at customer locations around the world. In addition, the Company maintains four learning centers dedicated to maintenance technician training. Two of these centers are located in Wichita, Kansas and provide training for Beech and Cessna aircraft technicians, respectively; a third center is located in Savannah, Georgia and provides training for Gulfstream aircraft technicians; and a fourth center is located in Little Rock, Arkansas and provides Falcon Jet technician training. In addition, the Company continues to add additional maintenance courses and programs at its other learning centers. The Company now offers more than 150 maintenance training courses. Maintenance technicians can choose an aircraft type-specific curriculum, supplemented by additional courses, such as trouble-shooting training programs that use computer graphics to provide high fidelity training environments for technicians to practice and enhance troubleshooting skills using manufacturer's data rather than the actual equipment.

4.	Primary Pilot Training
The Company provides primary pilot training necessary to enable qualified individuals to obtain private, commercial or airline transport licenses with single-engine, multi-engine and instrument fixed- wing and rotary-wing ratings. Such training is conducted in the classroom, in electronic trainers and in aircraft owned by the Company, but does not involve the use of sophisticated simulators. The Company currently conducts most of its primary training operations, except helicopter training, at the FlightSafety Academy in Vero Beach, Florida. The FlightSafety Academy provides training programs for several international and domestic airlines, including Olympic Airways, Swissair, Asiana Airlines, Air China, Royal Air Maroc, Tyrolean Airlines and other airlines. The Company maintains facilities at Vero Beach, Florida for fueling, maintenance and storage of its own light fixed-wing aircraft as well as housing facilities for its students. The Company has developed the FlightSafety Academy into a training facility where only students planning a career in professional flying are enrolled providing an environment where airline-sponsored "ab-initio" (primary) and self-funded students are given instruction devoted solely to preparing them for a career in flying. In 1995, the United Kingdom's Civil Aviation Authority (CAA) authorized the FlightSafety Academy to provide Commercial Pilot License and Instrument
Rating courses which will enable the Academy to conduct ab-initio programs for those airlines and individuals who operate under British aviation regulations. In conjunction with this authorization, the Company has established a facility in Coventry, England, where pilots can complete their training for CAA licenses.

The Company has two other primary learning centers at Lakeland, Florida and Alliance Airport in Fort Worth, Texas. The Lakeland Learning Center provides full-service flight training for fixed- wing student pilots and the Fort Worth Learning Center provides full-service flight training for rotary and fixed-wing student pilots. The helicopter training is complemented by training services provided at the Company's nearby simulator-equipped Bell Helicopter Learning Center in Fort Worth, Texas.

5.	Maritime Training and Research Through
MarineSafety, the Company provides training to crews from large ocean-going vessels to inland barge operators owned by business concerns, as well as to the U.S. Navy, Coast Guard and Merchant Marine Academy. Simulation research studies are also performed by MarineSafety, including studies to assist in determining channel dredging requirements and waterway and port improvements.

In 1995, MarineSafety designed and installed maritime simulators at the California Maritime Academy in Valejo, California. MarineSafety has an agreement which permits use of these simulators by MarineSafety for training of its customers. MarineSafety also provides ship-handling simulator training for the U.S. Navy at MarineSafety's facilities in Newport, Rhode Island and San Diego, California. The Newport facility houses four ship-handling simulators that are used to train approximately 800 naval officers each year, many from the Navy's nearby Surface Warfare Officers' School, in the handling of combat or support ships under various operating and environmental conditions.

The San Diego facility provides training to U.S. Navy deck officers for approximately 50 surface ships operated and based in San Diego by the U.S. Navy under a contract which is renewable annually at the U.S. Navy's option through 1998. The facility has a full-mission bridge simulator and a bridge wing simulator, and is used to perform commercial training when not in use by the Navy.

MarineSafety International Rotterdam, B.V. in Rotterdam, the Netherlands, 51 percent of which is owned by MarineSafety, operates a maritime research and training center that houses six simulators for the training of ship's officers, harbor pilots, cadets and vessel traffic controllers and conducts maritime research projects for ports worldwide.

6.	Manufacture of Training Equipment
The Simulation Division manufactures flight simulators and other advanced training devices, including cockpit systems simulators and cockpit procedures trainers, for installation at the Company's learning centers and for sale by the Company to unaffiliated parties. The Simulation Division delivered four simulators in 1995. Two simulators were installed at the Company's learning centers, one simulator was shipped to the U.S. Government and one simulator was shipped to an overseas customer. The Simulation Division also provides maintenance support for the Company's simulators and other training equipment.

In 1996, the Simulation Division plans to deliver 13 flight simulators, all of which are for Company use. For sales to certain unaffiliated customers the Company requires cash deposits, progress payments and/or letters of credit for the simulators which the Simulation Division manufactures for export in order to help ensure that it receives timely collection of the related account receivable. The Simulation Division also received an order from Brit air of France to build a Canadair RJ regional jet simulator.

The Company's Visual Division designs, develops and manufactures, under the trade name VITAL, computer-generated visual systems and display equipment that are installed on flight simulators. Approximately 370 VITAL visual systems have been delivered to customers around the world. The new generation VITAL VIII ChromaView visual system creates more realistic scenes through a photo-imagery-based technology. One ChromaView visual system was shipped in 1995 to an overseas customer. In 1996, the Visual Division expects to deliver six systems to unaffiliated customers.

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
The Company faces competition in each of its training services. There are numerous training organizations located throughout the United States which
provide primary flight training to the public.   In the area of advanced
pilot training, the customers served by the Company are also served by the larger airlines (which often train their own pilots and provide training to pilots of other airlines), by government agencies (which often train their own flight personnel) and by other commercial training organizations. The Company also faces competition from numerous training organizations that do not use simulators in their training programs. In addition, there are organizations that provide training and may operate simulators for aircraft for which the Company also provides simulator-based flight training. The Company is also aware of a number of domestic and foreign-based organizations and corporations which provide shiphandling training.

The Company competes principally by attempting to provide the best, most accessible and reasonably priced training service available. The Company is continually improving the quality of its services for business and commercial aviation and developing new and innovative products for its customers. In 1995, two new simulators were added to the Company's fleet. The products manufactured by the Simulation Division and Visual Division are at the leading edge of aircraft simulation, employing such features as digital control loading and weather radar; digitized sound and automated voice systems; automatic testing features and advanced hydrostatic motion systems and touch-screen instructor stations. The Company also attempts to conveniently locate its training facilities near existing and potential customers.

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

The Company believes that the growing complexity and operating cost of the new generation of aircraft make training with simulators highly desirable. In addition, the substantial capital costs and long lead time involved in obtaining appropriate simulators suggest that certain commercial airlines might prefer to use flight training programs utilizing simulators offered by independent contractors rather than maintain and operate the training equipment themselves. There can be no assurance, however, that these commercial airlines or other customers will continue to use training programs offered by independent contractors such as the Company.

The sale of products, including simulators, training equipment and visual systems, is a competitive industry both domestically and internationally. There are several manufacturing companies worldwide that design and manufacture a complete flight simulator, including a visual system. There are also a number of companies that can manufacture either a simulator or a visual system, but do not have the capability to do both.

The Company competes in the sale of products primarily by offering training devices and visual systems that it believes are reasonably priced, easily maintained and delivered on a timely basis.

9.	Number of Persons Employed
As of December 31, 1995, the Company and its subsidiaries had 2,484 full-time employees. Of these, 978 were instructors in ground school, simulator or in-flight training, 945 were administrative, clerical and maintenance personnel, 396 were employees of the Simulation Division, 90 were employees of the Visual Division and 75 were employees of the Instructional Division.

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

                                                                      	Years
                                                                    	Position
Name                Age         Position with Company                  Held

Albert L. Ueltschi    78        President and Chairman of
                                  the Board                          45 years

Bruce N. Whitman      62        Executive Vice President and
                                  Director                           34 years

Elmer G. Gleske       65        Vice President -
                                  Government Affairs                 19 years

Dennis Gulasy(1)      53        Vice President -
                                  Simulation Systems                  4 years
Kenneth W.
Motschwiller(2)       39        Vice President - Treasurer            5 years

James S. Waugh        48        Vice President - Marketing           16 years

Mario D'Angelo(3)     43        Controller                           5 years
                               ______________________

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
The Company's corporate offices are located at the Marine Air Terminal, La Guardia Airport, Flushing, New York 11371. In addition, there are four flight simulators and related training facilities, located at the La Guardia Airport facility. Including this facility, the Company currently operates 33 advanced and maintenance technician learning centers and two primary learning centers in various cities throughout the United States, one advanced learning center in France, two advanced learning centers in Canada and one marine training and research center in the Netherlands. Services Corporation provides training at U.S. Air Force bases in facilities furnished by the U.S. Government and maintains its administrative office in Littleton, Colorado. The Simulation Division maintains its offices and plant in Broken Arrow, Oklahoma. The Visual Division maintains its offices and plant in St. Louis, Missouri. The Instructional Division maintains its general offices in Hurst, Texas.

In the aggregate, the Company occupies approximately 1,260,000 square feet of building space which is devoted to office and administrative purposes, classrooms, repair service, maintenance facilities, the housing of simulators and aircraft, the design and manufacturing of simulators, visual displays and systems and other training equipment, the development of classroom presentation systems, manuals, interactive computer-based programs and the design and production of instructional systems. Approximately 87% of the facilities owned or leased by the Company are presently utilized for these purposes.
The remaining space is being put to various temporary uses and is potentially available for expansion of the Company's operations. The Company considers its facilities well maintained, in good operating condition, adequately insured and satisfactory for their various uses.

The following table sets forth more detailed information related to the facilities of the Company:

                         Approximate      Lease
 Location                Square Feet    Expiration   Principal Activities
                                           Date
La Guardia Airport         36,000         2000     Corporate offices and
Flushing, New York                                 advanced pilot
                                                   learning center

4619 Le Bourget Drive      25,700           (1)    Advanced learning center
Berkeley, Missouri

Wiley Post Airport         10,100          1996(2) Advanced learning center
7310 N.W. 50th Street
Bethany, Oklahoma

1804 Hyannis Court         27,300          1997(3) Advanced learning center
College Park, Georgia

24 Industrial Boulevard    16,500           (4)    Advanced learning center
Daleville, Alabama

2201 West Airfield Drive   14,800          1999(5) Advanced learning center
DFW Airport, Texas

Dothan/Houston
County Airport             30,300          2001(6) Advanced learning center
600 FlightSafety Drive
Dothan, Alabama

1600 Dolwick Drive          7,700          1997(7) Advanced learning center
Erlanger, Kentucky

2250 Alliance Blvd.        10,700          1996(8) Primary learning center
Fort Worth, Texas

9601 Trinity Boulevard     16,500          2004(9) Advanced learning center
Fort Worth, Texas

8900 Trinity Boulevard     31,000           (10)   Offices of the
Hurst, Texas                                       Instructional Division

Lakeland Airport           17,700          2009(11) Advanced and primary
2949 Medulla Road                                   learning center
Lakeland, Florida

4528 Bishop Lane           28,500          1997(12) Advanced learning center
Louisville, Kentucky

Lambert-St. Louis          12,100          1996(13) Advanced learning center
  International Airport
6185 Aviation Drive
St. Louis, Missouri

Le Bourget Airport         36,900           2001(14) Advanced learning center
BP25 Zone d'Aviation
d'Affaires
Building 404
Aeroport Le Bourget, France

Adams Field                   725           1996(15) Maintenance learning
Little Rock, Arkansas                                  center

Long Beach Municipal
Airport                    27,100           1997(16) Advanced learning center
4330 Donald Douglas Drive
Long Beach, California

4800 NW 36th Street        62,000           1998(17) Advanced learning center
Miami, Florida

Dorval International
Airport                    19,100           1999(18) Advanced learning center
9555 Ryan Avenue
Dorval, Montreal
Quebec, Canada

Salt Lake City             23,600           2016(19) Advanced learning center
International Airport
201 N. 2200 W.
Salt Lake City, Utah

San Antonio
International Airport      18,000           2000(20) Advanced learning center
9027 Airport Boulevard
San Antonio, Texas

1505 South 192nd Street    68,600            (21)    Advanced learning center
Seattle, Washington

Teterboro Airport          25,400            (22)    Advanced learning center
100 Moonachie Avenue
Moonachie, New Jersey

Toledo Express Airport     16,500           2000(23) Advanced learning center
11600 West Airport Road
Swanton, Ohio

95 Garratt Boulevard       18,000           2005(24) Advanced learning center
Downsview, Toronto
Ontario, Canada

Travis Field               43,900           2004(25) Advanced and maintenance
Savannah, Georgia                                    learning centers

Tucson International
Airport                    45,000           2006(26) Advanced learning center
1071 E. Aero Park Blvd.
Tucson, Arizona


Vero Beach Municipal
Airport                    50,900           2006(27) Primary learning center

2805 Airport Drive
Vero Beach, Florida

Palm Beach
International Airport     38,000            2004(28) Advanced learning center
3887 Southern Boulevard
West Palm Beach, Florida

Wichita
Mid-Continent Airport     18,000            2006(29) Advanced learning center
2 Learjet Way
Wichita, Kansas

Wichita
Mid-Continent Airport     25,700            2006(30) Advanced learning center
1951 Airport Road
Wichita, Kansas

Wichita
Mid-Continent Airport    30,300             2006(31) Advanced learning center
1851 Airport Road
Wichita, Kansas

9720 East Central Avenue 63,000             2015(32) Advanced learning center
Wichita, Kansas

9525 East Central Avenue 17,900              (33)    Maintenance learning
Wichita, Kansas                                      center

1962 Midfield Road       17,000             2020(34) Maintenance learning
Wichita, Kansas                                      center

William B. Hobby Airport 36,600             (35)     Advanced learning center
7525 Fauna Street
Houston, Texas

New Castle County Airport39,500             2010(36) Advanced learning center
155 N. duPont Highway
New Castle, Delaware

2700 North
Hemlock Circle          110,000              (37)    Offices and plant of the
Broken Arrow, Oklahoma                               Simulation Division,
                                                     manufacturing facility
                                                     for training equipment

5695 Campus Parkway      30,000              (38)    Offices and plant of the
St. Louis, Missouri                                  Visual Division,
                                                     manufacturing facility
                                                     for visual systems

7700 East 38th Street    25,000              (39)    Former manufacturing
Tulsa, Oklahoma                                      facilities now used
                                                     for Company storage

344 Aquidneck Avenue     17,400              (40)    MarineSafety
Middletown, Rhode Island                             Marine learning center


32nd Street Naval Station 4,800              (41)    MarineSafety

Building 3149                                       Marine learning center
San Diego, California

Wilhelminakade 701        34,000             (42)   MarineSafety
3OO7 GG Rotterdam                                   Research and
Netherlands                                         Marine learning center

10184 West
Bellview Avenue           11,700              1997  Services Corporation
Littleton, Colorado                                 Administrative offices
 _________________________

(1)	This building was constructed by the Company on land owned by the Company and currently houses DC-9 simulators, Boeing 727 simulators, Metro II and III simulators, a Jetstream 31/32 simulator and a SAAB-340 simulator.
(2)	This building was constructed by the Company on land leased from the
Oklahoma County Industrial Authority to house the Company's Commander aircraft learning center.
(3)	The Company leases space to house its JetStar, King Air, Embraer 120, DC-9 and MD-80 simulators.
(4)	This building, constructed on land owned by the Company, houses C-12 and
U-21 simulators.
(5)	The Company leases space at Dallas-Ft. Worth airport and houses Boeing 727 and 737 simulators.
(6)	The Company constructed hangars on land leased from the Dothan/Houston
County Airport Authority.  A fleet of fixed-wing aircraft is maintained at this facility.
(7)	The Company leases space to house its Boeing 727-200 and Embraer 120 simulators.
(8)	The Company leases space to house fixed-wing and rotary-wing aircraft and provides primary flight training.
(9)	This facility was constructed by the Company on land leased from
Bell Helicopter Textron to house the Company's Bell Helicopter learning center.
(10)	This building was purchased to house the offices of  the Company's
Instructional Systems Division.
(11)	This building was constructed by the Company on land leased from the City of Lakeland, Florida to house the Company's Piper Aircraft learning center and also provides non-career primary aviation training.
(12)	The Company leases space to house its Boeing 747 simulator.
(13)	This facility is on land leased from the City of St. Louis and houses the Company's Sabreliner learning center.
(14)	The Company constructed a building on land leased from Aeroport de Paris.
This building houses Falcon 10, 20, 50 and 900, King Air, Citation V, Embraer
120, Fokker 100 and Dash-8 simulators.
(15)	The Company leases space to house its Falcon Maintenance learning center.
(16)	This building was constructed by the Company on land leased from the
City of Long Beach to house the Company's Boeing 737-300, McDonnell Douglas
MD-80 and 88/87, Cessna 300/400 series, Citation, King Air, and
Gulfstream II simulators.
(17)	The Company leases space from the Dade County Airport to house simulators for the Airbus A-310, Citation, Boeing 727 and 757 and McDonnell Douglas DC-9
and MD-88.
(18)	This building was constructed by the Company to house its Challenger learning center.  It is located on premises leased from the City of Dorval for a term expiring in May 1999.
(19)	This building was constructed by the Company on property leased from
Salt Lake City and houses a Boeing 737 simulator.
(20)	This building was constructed on land leased from the San Antonio Airport
Authority and houses regional airline simulators.
(21)	The Company purchased this land and building which houses eight major and regional airline simulators.

(22)	This building was constructed on land owned by the Company, is adjacent to
Teterboro Airport, and houses the Company's Falcon Jet learning center.
(23)	This building, which houses Citation and King Air simulators, was constructed by the Company on property leased from the Toledo Express
Airport Authority.
(24)	The Company constructed a building on land leased from de Havilland, Inc.
and houses simulators for such manufacturer's aircraft.
(25)	Two buildings were constructed by the Company on property leased from
Gulfstream American Corporation to house the Company's Gulfstream pilot and maintenance learning centers.
(26)	The Company constructed a building on land leased from Learjet Corporation for housing its Tucson Learning Center.  The Company can extend the lease at its option to 2048.
(27)	Three buildings, containing a total of 28,500 square feet of space and the land on which they are situated, are owned by the Company.  The remaining property is held under a lease expiring in 2006.  A fleet of light-fixed wing aircraft is maintained here to provide primary pilot training.
(28)	This building was constructed by the Company on land leased from Palm
Beach County to house Sikorsky helicopter and Learjet simulators.
(29)	This building was constructed by the Company on land leased from the
Wichita Airport Authority to house the Company's Wichita Learjet learning center.
(30)	This building, which houses the Company's Cessna learning center, is located on approximately one acre of land leased from the Wichita Airport Authority.
(31)	This building was constructed by the Company on land leased from the
Wichita Airport Authority to house the Company's Cessna Citation learning center.
(32)	The Company leases space from the Beech Aircraft Corporation to house its Beech learning center.
(33)	This building was constructed by the Company on land owned by the Company to house the Company's Beech Maintenance learning center.
(34)	This building was constructed by the Company on land leased from the
Wichita Airport Authority to house the Company's Cessna Maintenance learning center.
(35)	This building is located on two acres of land owned by the Company and houses the Company's Houston learning center at which simulator training for several types of aircraft is conducted.
(36)	This building is located on land leased from the New Castle County Airport and houses both business and regional aircraft simulators.
(37)	Seven acres of land and a building are owned by the Company in Broken
Arrow.  This building houses the Company's Simulation Division which manufactures training equipment.
(38)	This building and land is owned by the Company and houses the Visual
Division which manufacturers visual systems.
(39)	This building and land is owned by the Company and is used primarily for storage.
(40)	This building, constructed on five acres of land owned by the Company, houses four marine simulators.
(41)	The Company houses two marine simulators at this facility in space provided by the U.S. Navy.
(42)	This building is leased from  the Municipality of Rotterdam and houses six marine simulators.
 	____________________________

The Company's rent expense for 1995 was $1,849,000.

ITEM 3.	LEGAL PROCEEDINGS
The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company have generally been covered by insurance. It is the opinion of management that uninsured liability, if any, resulting from existing litigation and claims will not have a material adverse effect on the Company's business or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

           	PART II
ITEM 5.	MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

The information set forth under the caption "Common Stock Price Range and Dividend Information" on page 1 of the Company's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1995 (the "1995 Annual Report") is incorporated herein by reference. No other information contained in the 1995 Annual Report shall be deemed to be filed with the Commission, except as expressly stated herein.

On February 19, 1993, the Board of Directors authorized a stock repurchase program for up to three million shares of the Company's common stock. On December 3, 1993, the Board of Directors authorized an increase in the stock repurchase program to four million shares. On September 12, 1995, the Board of Directors authorized an additional four million shares, increasing the total number of shares which the Company is authorized to repurchase to eight million shares. As of March 11, 1996, 4,075,800 shares of the Company's Common Stock had been repurchased and retired pursuant to this program.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption "Five Year Financial Highlights" on page 1 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 16 and 17 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto, together with the report thereon of Price Waterhouse LLP, independent accountants, dated January 29, 1996, appearing on pages 18 to 28 of the 1995 Annual Report are incorporated herein by reference. With the exception of the information incorporated by reference in Items 5, 6 and 7 and this Item 8 of this Form 10-K, the 1995 Annual Report is not to be deemed filed as part of this Form 10-K.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

None.

                            	PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the directors of the Company set forth on page 2 of the Proxy Statement dated March 22, 1996 relating to the Company's Annual Meeting of Shareholders scheduled to be held on April 24, 1996 (the "1996 Proxy Statement") under the caption "Election of Directors," and the information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth on page 12 of the 1996 Proxy Statement under the caption "Compliance With Section 16(a) of the Exchange Act" are incorporated herein by reference. No other information contained in the 1996 Proxy Statement shall be deemed to be filed with the Commission, except as expressly stated herein.

Information relating to the executive officers of the Company is set forth in
Item 1, section 10,  of this Form 10-K under the caption "Executive Officers."


ITEM 11.	DIRECTORS' AND EXECUTIVE OFFICERS' COMPENSATION

The information regarding directors' compensation set forth on pages 3 through 4 of the 1996 Proxy Statement under the caption "Committees, Meetings and Compensation of the Board of Directors," and the information regarding executive officers' compensation set forth on pages 5 through 10 of the 1996 Proxy Statement under the caption "Executive Compensation," other than the information set forth on pages 5 through 7 and page 11 under the captions "Report of the Compensation Committee on Executive Compensation" and "Five-Year Stock Performance Graph," respectively, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT

ITEM 12 (a).	Set forth below is certain information relating to each person known to the Company to be the beneficial holder of more than five percent of the Company's Common Stock as of March 11, 1996.

                                                           Percentage of
Name and Address of        Amount and Nature of             Outstanding
Beneficial Owner            Beneficial Ownership            Common Stock
                                                               Owned as of
                                                              March 11, 1996
------------------------   -------------------------        -----------------
Albert L. Ueltschi             9,612,483 (1)                     31.3%
Marine Air Terminal
La Guardia Airport
Flushing, NY  11371

FMR Corp.                      3,267,000 (2)                     10.6%
82 Devonshire Street
Boston, MA  02109

Putnam Investment, Inc.        2,474,046 (3)                      8.1%
One Post Office Square
Boston,  MA   02109


(1)Includes 9,611,983 shares held pursuant to a revocable trust for which Mr. Ueltschi is the sole beneficiary during his lifetime and 500 shares held pursuant to a partnership. Does not include approximately 1,451,000 shares beneficially owned by various members of Mr. Ueltschi's family, in respect of which Mr. Ueltschi disclaims beneficial ownership.

(2)	FMR Corp.'s address is:  82 Devonshire Street, Boston, MA  02109.  FMR Corp.
is a holding company and its subsidiary, Fidelity Management & Research Company, has certain investment  managers who are considered beneficial owners of the
Company's common stock, which stock was  acquired for investment purposes by
such investment managers for certain of their advisory clients.   This
represents the number of shares owned as of December 31, 1995 as indicated in a
Schedule  13G filed by FMR with the SEC on January 10, 1996.  FMR has sole power to vote or to direct the  vote for 211,200 shares and has sole power to dispose or direct the disposition of all the shares.

(3)	Putnam Investment, Inc.'s address is:  One Post Office Square,
Boston, MA 02109. Putnam Investment, Inc. is a wholly-owned subsidiary of Marsh and McLennan. Putnam Investment, Inc.'s subsidiaries, Putnam
Investment Management, Inc. and The Putnam Advisory Company, Inc. have certain investment managers who are considered beneficial owners of the Company's common stock, which stock was acquired for investment purposes by such investment managers for certain of their advisory clients. This represents the number of shares owned as of December 31, 1995 as indicated in a
Schedule 13G filed by Putnam Investment, Inc. with the Securities and
Exchange Commission (SEC) on January 15, 1996. Putnam has shared power to vote or to direct the vote for 30,753 shares and has shared power to dispose or to direct the disposition of all the shares.

PAGE 24 OF 90
	____________________

ITEM 12 (b).	The information regarding beneficial ownership of shares of the
             Company's Common Stock as of March 11, 1996 by the directors and named executive officers of the Company (those named in the Summary Compensation Table on page 8 of the 1996 Proxy Statement), and by all directors and executive officers of the Company as a group, set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 4 of the 1996 Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

	PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

a.  	List of documents filed as part of this Form 10-K

                                                             Page In 1995
                                                                Annual
                                                               Report to
       1.Financial Statements                                Shareholders


          Report of Independent Accountants                      28

          Consolidated Statements of Income
          for each of the three years in the
          period ending December 31, 1995                        18

          Consolidated Balance Sheets at
          December 31, 1995 and 1994                             19

          Consolidated Statements of Cash Flows
          for each of the three years in the period
          ending December 31, 1995                               20

          Notes to Consolidated Financial Statements           21-28


                                                              Page In
                                                                This
       2.Financial Statement Schedules -                      Form 10-K
          1995, 1994 and 1993


          Report of Independent Accountants on
          Financial Statement Schedules                          28

          I. Marketable Securities                              31-36

          V. Property, Plant and Equipment                       37

          VI.Accumulated Depreciation, Depletion
              and Amortization of Property,
              Plant and Equipment                                38

          VIII.Valuation and Qualifying Accounts                 39

          X.Supplementary Income Statement  Information          40

        Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 14(a)3.  EXHIBITS
        3) (a) Certificate of Incorporation of the Company, as amended, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1993 (the "1993 Form 10-K"), is incorporated herein by reference.
            (b) The By-Laws of the Company, as amended, filed as Exhibit 3(b)
                 to the 1993 Form 10-K, is herein incorporated by reference.
        10)(a) Company's 1979 Stock Option Plan, with first and second amendments thereto, filed as Exhibit 10(i) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1991 (the "1991 Form 10-K"), is incorporated
                 herein by reference.
             (b)	Company's Employee Stock Purchase Plan, as amended April 27,
                 1994, filed as Exhibit 10(b) to the Company's Annual report on
                 Form 10-K for the fiscal year ended December 31, 1994 (the
                 "1994 Form 10-K"), is incorporated herein by reference.
             (c)	Company's 1982 Incentive Stock Option Plan, with first
                 and second amendments thereto, filed as Exhibit 10(k) to the
                 1991 Form 10-K, is incorporated herein by reference.
             (d)	Company's 1984 Restricted Stock Compensation Plan, and first amendment thereto, filed as Exhibit 10(l) to the 1991 Form
                 10-K, is incorporated herein by reference.
             (e)	Company's Retirement Plan for Non-Employee Directors, and first amendment thereto, filed as exhibit 10(e) to the 1994 Form 10-K is incorporated herein by reference.
             (f)	Company's 1992 Stock Option Plan, filed as Exhibit 10(n) to
                 the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K"),  is
                 incorporated herein by reference.
             (g)	Change of Control severance agreement for Executive Officers, filed as Exhibit 10(g) to the 1994 Form 10-K, is incorporated herein by reference.
        13)  Company's Annual Report to Shareholders for the Fiscal Year Ended
             December 31, 1995.
        21)	 Subsidiaries of the Company.
        23)	 Consent of Independent Accountants.
ITEM 14 (b).	No reports on Form 8-K were filed with the Commission by the
             Company during the fiscal year ended December 31, 1995.
ITEM 14 (c).	See Item 14 (a)(3) above.
ITEM 14 (d). See Item 14 (a)(2) above.

	Report of Independent Accountants on Financial Statement Schedules


To the Board of Directors of FlightSafety International, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 29, 1996 appearing on page 28 of the 1995 Annual Report to Shareholders of FlightSafety International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) (2) of this Form 10-K. In our opinion, such Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


New York, New York
January 29, 1996

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FLIGHTSAFETY INTERNATIONAL, INC.
                                                     (Company)

Date: March 29, 1996                   By:      /s/ Albert L. Ueltschi
                                                    Albert L. Ueltschi
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 29, 1996                   By:    /s/ Albert L. Ueltschi
                                                  Albert L. Ueltschi
                                                  Chairman of the Board,
                                                  Director and President
                                                  (Principal Executive Officer)

Date: March 29, 1996                          /s/ George B. Beitzel
                                                  George B. Beitzel
                                                  Director

Date: March 29, 1996                          /s/ Charles R. Longsworth
                                                  Charles R. Longsworth
                                                  Director

Date: March 29, 1996                         /s/ Edward E. Hood, Jr.
                                                 Edward E. Hood, Jr.
                                                 Director

Date: March 29, 1996                         /s/ John A. Morgan
                                                 John A. Morgan
                                                 Director

Date: March 29, 1996                         /s/ Bruce N. Whitman
                                                 Bruce N. Whitman
                                                 Director and
                                                 Executive Vice President

PAGE 29A OF 90

Date: March 29, 1996                        /s/  Kenneth W. Motschwiller
                                                 Kenneth W. Motschwiller
                                                 Vice President - Treasurer
                                                 (Principal Financial Officer)

Date: March 29, 1996                         /s/ Mario D'Angelo
                                                 Mario D'Angelo
                                                 Controller
                                                 (Principal Accounting Officer)

PAGE 29B OF 90

	Exhibit (21)

            Subsidiaries of FlightSafety International, Inc.


                                                              Percentage owned
                                    Jurisdiction of             by Company
Name of Subsidiary                   Incorporation              (Directly
                                                                or Indirectly)
--------------------------------     ---------------          ----------------
FlightSafety Capital Corporation        Delaware                  100%

MarineSafety International, Inc.        New York                  100%

MarineSafety International
 Rotterdam B.V.                        Netherlands                 51%

FlightSafety Canada, Ltd/Ltee             Canada                  100%

FlightSafety International,
 S.A.R.L.                                France                   100%

FlightSafety New York, Inc.            New York                   100%

FlightSafety Properties, Inc.          Delaware                   100%

FlightSafety Services Corporation      Delaware                   100%

FlightSafety Texas, Inc.               Delaware                   100%

FlightSafety China, Inc.               Delaware                   100%

Kunming FlightSafety Aviation
    Training Company, Limited           China                      85%

FlightSafety South Africa Ltd.      South Africa                  100%

FlightSafety U.K. Ltd.             United Kingdom                 100%


PAGE 30 OF 90

[MULTIPLIER]1,000

                                                                   SCHEDULE I
                          FLIGHTSAFETY INTERNATIONAL, INC.
                               MARKETABLE SECURITIES
                              AS OF DECEMBER 31, 1995
                             {ALL FIGURES IN THOUSANDS}
                                                     # OF         MARKET AMOUNT
                                                     SHRS         VAL OF   AT
                                                      OR    COST   EACH   WHICH
                          CREDIT                    UNITS-   OF    ISSUE CARRIED
  NAME OF ISSUER AND     ENHANCE-                   PRINC-  EACH   @ BAL IN THE
 TITLE OF EACH ISSUE       MENT       INSTITUTION     PAL   ISSUE  SHEET   BAL
                                                    AMOUNT         DATE   SHEET
        (1) (4)            (2)            (2)                (3)           (3)
--------------------------------------------------------------------------------
AL HEALTH & FIN                                      1,200  1,210  1,211  1,210
ALACHUA CNTY FL SD     INSURED     MBIA                675    579    579    579
ALASKA INDL DEV EXP                                  1,640  1,651  1,657  1,651
AK ST HSG FIN AUTH                                     500    501    505    501
AK STUDENT LOAN        INSURED     AMBAC               100    103    104    103
ALLEGHENY PA AIRPORT   INSURED     MBIA                950    977    981    977
ALLEGEHENY HOSPITAL                                    250    256    256    256
ALLEG CNTY PA I D A    L.O.C.      PNC BANK          1,825  1,825  1,825  1,825
ARIZONA ST UNIVERSITY  PRE-REF     FED GOV'T           500    518    519    518
AUSTTX WATER & SEWER   PRE-REF     FED GOV'T           375    409    410    409
AUSTTX WATER & SEWER                                   250    266    261    266
BELL CNTY TX HEALTH    G.I.C.      SUN LIFE CANADA   2,000  2,000  1,999  2,000
BRAZOS TX HIGHER ED    OVER-COLL                       400  2,654  2,662  2,654
BROWARD CNTY FL        PRE-REF     FED GOV'T           500    519    523    519
BROWARD CNTY FL        COLLATERAL  1ST IND FED S&L     965    966  1,002    966
BROWARD CNTY FL        COLLATERAL  GNMA & FNMA         400    400    400    400
CAL POLLUTION CTL      L.O.C.      US NATL BANK        355    355    361    355
CHARLESTON S C INDL    L.O.C.      MORGAN G'TY       1,800  1,800  1,800  1,800
CIN OH SCH DIST                                        225    226    226    226
CLARK CNTY NV AIRPORT                                  210    218    215    218
CLARK CNTY NV SCH DIST                               1,150  1,156  1,156  1,156
CONN ST HSG                                            100    101    102    101
CONN ST HSG            L.O.C.      NATIONAL AUSTLA     965    965    969    965
DADE CNTYFL HFA MF MTG L.O.C.      SUMITOMO BNK LTD  1,000  1,000  1,003  1,000
DECATUR BAINBRIDGE     L.O.C.      LASALLE NATL BNK    250    250    255    250
DELAVAN DARIEN WISC                                    700    700    700    700
DELAWARE ST HEALTH     INSURED     MBIA              1,000  1,015  1,021  1,015
DELAWARE ST HSG        INSURED     AMBAC               155    155    155    155
DELAWARE ST HSG                                        170    170    171    170
DES MOINES IOWA JOBS                                   220    222    226    222
EL PASO TX JAIL        INSURED     FGIC                375    376    375    376
ELKHORN WISC SCH TX                                    700    700    700    700
ESSEX CNTY NY IDA                                    2,150  2,150  2,149  2,150
FARMERS BRANCH TX      PRE-REF     FED GOV'T           470    487    491    487
FARMINGTON NEW MEXICO  PRE-REF     FED GOV'T         1,115  1,162  1,169  1,162
FLORIDA HSG FIN AUTH   COLLATERAL  GNMA & FNMA         265    265    266    265
FULTON CNTY GA DEV     L.O.C.      WACHOVIA BANK     1,300  1,300  1,300  1,300
FULTON CNTY GA G/O                                   2,425  2,443  2,446  2,443

PAGE 31 OF 90

GALVESTON TX HSG       INSURED     FGIC                200    199    201    199
GEORGETOWN SC PCR                                    3,000  3,000  2,996  3,000
GEORGIA MUNI ELEC                                    1,740  1,789  1,800  1,789
GLENDALE ARIZ REV      L.O.C.      CHASE MANHATTAN   1,000  1,000  1,000  1,000
GOOSE CREEK TX         INSURED     MBIA                500    501    501    501
GREENE CNTY MO INDL    L.O.C.      UNION BANK SWIT     450    450    450    450
HARRIS CNTY TX HLTH                                    500    503    501    503
HAWAII ST RFDG U/T                                     300    304    305    304
HAWAII ST HBR CAP IMPR INSURED     FGIC                715    719    724    719
HAWAII ST HSG FIN AUTH             BANK OF AMERICA   1,000  1,000  1,000  1,000
HENRY CNTY GA HOS      PRE-REF     FED GOV'T         2,180  2,254  2,276  2,254
HONOLULU HAWAII G/O                                    200    199    200    199
ILLINOIS HSG DEV AUTH                                2,650  2,649  2,660  2,649
ILLINOIS DEV FIN AUTH  INSURED     CONNIE LEE        1,750  1,748  1,751  1,748
ILLINOIS ST REG        PRE-REF     FED GOV'T         2,300  2,363  2,365  2,363
ILLINOIS ST DED TX                                     500    525    518    525
ILL ST STUD LOAN                                     2,000  2,010  2,006  2,010
INDIANA BOND BANK                                       30     30     30     30
INDIANA HEALTH FAC                                     735    735    737    735
INTERNAT'L FALLS PWR                                   155    155    154    155
IOWA STUDENT LOAN      INSURED     AMBAC               200    202    203    202
IOWA STUDENT LOAN                                      325    325    326    325
JASPER CNTY MO         L.O.C.      CHASE MAN  BANK   2,100  2,100  2,100  2,100
JAY TOWN MAINE SLD WST                               2,700  2,702  2,695  2,702
JOHNSON CNTY KS        PRE-REF     FED GOV'T         1,000  1,005  1,002  1,005
JOPLIN MO IND DEV AUTH L.O.C.      UNION BANK SWIT   1,165  1,165  1,165  1,165
KENTUCKY DEV FIN AUTH                                1,405  1,292  1,317  1,292
KENTUCKY HIGHER ED     E.T.M.      FED GOV'T           825    835    837    835
KENTUCKY HIGHER ED                                   1,880  1,895  1,893  1,895
KENTUCKY INT LOCAL                                     200    200    200    200
KING CNTY WASH RFDG                                    580    584    581    584
LANE CNTY OREGON G/O                                   500    500    500    500
LE SUEUR HENDERSN                                      550    550    550    550
LEE CNTY FL SEWER                                      200    209    212    209
LEE CNTY FL SLD WST    INSURED     MBIA                570    587    588    587
LOGANSPORT IN ELEC     INSURED     MBIA              1,000  1,000  1,000  1,000
LOUISIANA HSG FIN AUTH L.O.C.      PRMR BANK OF LA     330    330    330    330
LOUISIANA STUDENT LOAN OVER-COLL                     4,000  4,002  4,011  4,002

PAGE 32 OF 90

LOUISIANA ST G/O       INSURED     FGIC              1,240  1,245  1,247  1,245
LOUISIANA ST SALES TX  INSURED     AMBAC             1,000  1,010  1,019  1,010
LOUISIANA ST SALES TX                                1,570  1,593  1,597  1,593
MAINE FIN AUTH ECO DEV L.O.C.      NATIONAL WEST'R   1,660  1,660  1,660  1,660
MAINE HEALTH & ED      L.O.C.      SUMITOMO BNK LTD    215    215    214    215
MARICOPA CNTY ARIZONA                                1,000  1,002  1,007  1,002
MARIETTA GA HSG        COLL & LOC  GNMA & G'N S/L    1,000  1,000  1,000  1,000
MARION CNTY IN HOSP                                  1,435  1,455  1,454  1,455
MARION CNTY S C HOSP   INSURED     CONNIE LEE          235    235    235    235
MARTIN CNTY FL IDA                                     450    452    452    452
MARYLAND ST C D A                                    2,045  2,045  2,045  2,045
MARYLAND HEALTH & ED   LOC & INS'D MD NAT BK & CGIC    500    500    500    500
MASSA EDL FIN LN AUTH  INSURED     AMBAC               445    445    449    445
MASSA ST HEALTH & ED   COLLATERAL  GNMA & FNMA         490    490    493    490
CITY MIAMI HSG AUTH                                    355    355    357    355
MICHIGAN HIGHER ED     INSURED     AMBAC               365    365    366    365
MICHIGAN ST HSG        COLLATERAL  FNMA              1,785  1,777  1,777  1,777
MICHIGAN ST HSG        INSURED     MBIA                470    470    473    470
MIDWAY TX IND SCH DIST                                 445    423    432    423
MINNEAPOLIS MINN       INSURED     AMBAC               100    102    102    102
MINNEAPOLIS C D R      L.O.C.      NW BANK MINN        180    181    182    181
MINNESOTA ST HSG       INSURED     FGIC              1,000  1,000  1,001  1,000
MIS HIGHER ED                                        2,000  2,056  2,052  2,056
MIS ST G/O                                             100    100    100    100
MISSOURI HSG S/F                                       100    100    100    100
MISSOURI ECO DEV       L.O.C.      UNION BANK SWIT   1,090  1,090  1,090  1,090
MONTANA ST HIGHER ED                                   195    196    196    196
MONEY MARKET @ BROKRS                                1,732  1,732  1,732  1,732
NEBRASKA HIGHER ED                                     990    990  1,006    990
NEENAH WISC JT SCH                                   3,800  3,809  3,807  3,809
NEW JERSEY ECO DEV     L.O.C.      NATIONAL WEST'R   1,000  1,000  1,004  1,000
NEW JERSEY WST WTR                                     285    286    285    286
NEW MEXICO EDL ASST    OVER-COLL                       600    602    602    602
NEW YORK CITY G/O      L.O.C.      MORGAN G'TY         500    500    500    500
N Y S MORTAGE AGENCY                                   820    820    826    820
N BROWARD FL HOSPITAL  PRE-REF     FED GOV'T         1,520  1,565  1,565  1,565
N C ELEC MUNI PWR                                    1,000  1,000    999  1,000
N C MEDICAL CARE                                       280    288    287    288

PAGE 33 OF 90

NORTH DAKOTA HFA                                     1,845  1,845  1,836  1,845
NORTH TEX HIGHER ED    INSURED     AMBAC             2,000  2,045  2,085  2,045
NOREASTERN PA H & E    INSURED     AMBAC               250    250    250    250
NUVEEN PERF AMP        OVER-COLL                         0  1,996  2,000  1,996
OHIO ST AIR QUALITY    L.O.C.      CADN IMP'L BANK   2,000  2,000  2,008  2,000
OHIO ST INDL DEV AUTH  L.O.C.      PNC BANK            360    360    360    360
OH STATE PUB FIN AUTH                                  700    724    725    724
OHIO ST WATER DEV      PRE-REF     FED GOV'T           425    433    432    433
OHIO ST WATER DEV      L.O.C.      UNION BANK SWIT   1,900  1,904  1,900  1,904
OREGON ST HSG                                          500    500    500    500
OWENSBORO KY ELEC      INSURED     AMBAC               500    500    499    500
OWENSBORO KY ELEC      INSURED     MBIA                430    414    403    414
PASADENA CAL M/F HSG   INSURED     FSA               4,135  4,165  4,175  4,165
PENINSULA PORTS VA     L.O.C.      NATIONS BANK      2,065  2,037  2,069  2,037
PENN ECO DEV FIN AUTH  L.O.C.      PNC BANK          3,250  3,250  3,250  3,250
PENNSYLVANIA PICA      INSURED     FGIC                350    350    352    350
PENNSYLVANIA ST COPS                                 1,000  1,001  1,005  1,001
PENNSYLVANIA CTFS      INSURED     AMBAC             6,550  6,550  6,550  6,550
PHIL PA WATER          PRE-REF     FED GOV'T           500    517    518    517
PHOENIX AZ ST&HWY      E.T.M.      FED GOV'T           685    706    712    706
PORT SEATTLE REV                                       350    335    349    335
PROVO UTAH ELEC REV    E.T.M.                          200    202    200    202
RHODE ISLAND HSG                                       975    975    986    975
ROCK ISLAND CNTY ILL   INSURED     MBIA                170    181    184    181
ROSEMONT ILLINOIS                                      225    225    225    225
RUTHERFORD CNTY TN     L.O.C.      CHASE MAN  BANK   1,400  1,400  1,400  1,400
SAINT JOSEPH CNTY IND                                  500    490    498    490
ST LOUIS MO M F C      L.O.C.      SANWA BANK          950    948    951    948
SEATTLE MUNI MET                                       900    907    908    907
SHREVEPORT LA MTG      E.T.M.      FED GOV'T           305    309    306    309
S C EDUC                                             1,000  1,009  1,006  1,009
S C ELEC                                             1,760  1,787  1,792  1,787
S C PUB FIN            INSURED     AMBAC             2,560  2,560  2,595  2,560
S DAKOTA HSG                                           635    635    634    635
S D STUDENT LN                                         415    435    429    435
SOUTHERN MINN PWR      PRE-REF     FED GOV'T            50     51     51     51
SPARTANBURG CNTY S C                                   405    405    405    405
SULLIVAN TN HSG & HSP  INSURED     MBIA                200    200    200    200

PAGE 34 OF 90

TACOMA WA REFUSE                                     1,720  1,740  1,725  1,740
TEMPE ARIZONA          PRE-REF     FED GOV'T           500    518    518    518
TENNESSEE HSG DEV      INSURED     MBIA                335    336    335    336
TEX ST VETS HSG                                        895    900    908    900
TEX WATER RES FIN AUTH                               1,590  1,604  1,605  1,604
UINTAH CNTY POLL CTRL  PRE-REF     FED GOV'T         1,275  1,331  1,338  1,331
U S TREASURY STRIP                 FED GOV'T         1,600  1,575  1,571  1,575
UPPER ALLEGHENY PA     E.T.M.      FED GOV'T         3,125  3,125  3,127  3,125
UTAH ST SCH DIST       G.I.C.      SWISS BANK CORP   1,465  1,472  1,477  1,472
UTAH ST HSG FIN AUTH                                 1,540  1,540  1,561  1,540
VA ED LN AUTH          E.T.M.      FED GOV'T         1,250  1,255  1,260  1,255
VA HSG DEV AUTH                                      8,030  8,025  8,104  8,025
WASH HEALTH            L.O.C.      MORGAN G'TY       1,500  1,500  1,500  1,500
WASH HEALTH            INSURED     AMBAC             1,000  1,013  1,016  1,013
WASH PUB PWR                                           900    897    901    897
WAYNE CHARTER A/P      INSURED     MBIA              1,350  1,350  1,352  1,350
WEST BABYLON UFSD                                    1,665  1,666  1,666  1,666
WESTERN MN PWR         PRE-REF     FED GOV'T         2,000  2,040  2,040  2,040
WINCHESTER VA I D A    PRE-REF     FED GOV'T           425    433    433    433
WISCONSIN HSG                                        4,815  4,815  4,823  4,815
WISCONSIN TRANS                                        555    561    560    561
WYOMING C D A                                        3,915  3,915  3,922  3,915
--------------------------------------------------------------------------------
                                                           194032 194538 194032
                                                           =====================

PAGE 35 OF 90

(1) Most of these marketable securities have a "put" feature which allows
FlightSafety International, Inc. to sells to the issuer or its agent.

(2) These marketable securities have an additional credit enhancement in
addition to the issuers credit.   The credi
          "Collateral":these securities have an asset pledged to a lender unitl
                          a loan is repaid.   If the borrower defaults, the
                          lender has the legal right to seize the collateral
                          and sell it to pay off the loan.
          "Escrowed":  these securities are secured by agencies of the U.S.
                          Government.
          "G.I.C.":    these securities have a guaranteed investment contract
                          which is an obligation of an insurance company or a
                          bank to pay a fixed amount of interest on designated
                          interest dates and to pay the full principal upon
                          maturity.
          "Insured":   these securities are insured against credit risk by an
                          unaffiliated bond insurance company.
          "Investment  these securities are guaranteed by a financial institution, who have received the bond proceeds to
                          invest until the project is commenced.
          "L.O.C.":    these securities have a letter of credit from a financial
                          institution that normally promises to pay the interest
                          and bond par value if the issuer is unable to make
                          interest and principal payments.
          "Over coll": these securities have an asset pledged in excess of requirements.
          "Pre-ref":   these securities are escrowed in obligations of agencies
                          of the U.S. Government.

(3) This represents the unamortized cost, net of any premium and discount amortization.

(4) These marketable securities can be liquidated on short notice if
             FlightSafety International, Inc. requires such funds.

PAGE 36 OF 90

[MULTIPLIER]1,000
                                                                     Schedule V
FLIGHTSAFETY INTERNATIONAL, INC.
Property, Plant, And Equipment

                                      Transfers
               Balance at             of compl- Sales and            Balance at
                beginning Additions   eted con-  retire-               end of
                of period  at cost    struction   ments     Other      period
                --------- ---------   --------- ---------  -------   ----------
Year ended
December 31, 1995
Land            $  2,645                                             $   2,645
Buildings (1)     66,666   $  1,016   $     758 $                       68,440
Simulators
  & Training
  Equipment      636,009     14,070      14,811    (1,601)             663,289
Furniture,
  Fixtures &
  Equipment       32,296      3,865       5,922      (716)              41,367
Leasehold
  Improvements     6,168        235       1,106                          7,509
Contruction-
  in-Progress     62,867     70,788     (22,597)                       111,058
                --------   --------   ---------  ---------             -------
                $806,651   $ 89,974   $       0  $ (2,317)           $ 894,308
                ========   ========   =========  =========           =========

Year ended
December 31, 1994:
Land            $  2,498   $    147                                  $   2,645
Buildings (1)     61,239      1,687   $   3,743  $     (3)              66,666
Simulators
  & Training
  Equipment      587,297      5,643      44,574    (1,505)             636,009
Furniture,
  Fixtures &
  Equipment       30,095      2,700           0      (499)              32,296
Leasehold
  Improvements     5,253          0       1,082      (167)               6,168
Contruction-
  In-Progress     58,026     54,240     (49,399)        0               62,867
                --------   --------   ---------  ---------           ---------
                $744,408   $ 64,417   $       0  $ (2,174)           $ 806,651
                ========   ========   =========  =========           =========
Year ended
December 31, 1993:
Land            $  2,498                                             $   2,498
Buildings (1)     60,112   $    563   $     517  $     (1)  $   48(2)   61,239
Simulators
  & Training
  Equipment      535,029      4,362      50,294    (2,388)             587,297
Furniture,
  Fixtures &
  Equipment       20,689      7,513          51      (171)   2,013(2)   30,095
Leasehold
  Improvements     4,708        219         326                          5,253
Contruction-
  In-Progress     57,867     51,347     (51,188)                        58,026
                --------   --------   ---------  --------   ------    --------
                $680,903   $ 64,004   $       0  $ (2,560)  $2,061    $744,408
                ========   ========   =========  ========   ======    ========

(1) Includes $41,932,000 at December 31, 1995 constructed on leased land
  ($41,107,000 at December 31, 1994 and $36,969,000 at December 31, 1993)

(2) Represents reclassification of assets previously included in intangible assets


PAGE 37 OF 90

[MULTIPLIER]1,000

FLIGHTSAFETY INTERNATIONAL, INC.
Accumulated Depreciation, Depletion And Amortization              Schedule IV
Of Property, Plant And Equipment

                           Additions
             Balance at     charged                                Balance at
              beginning   to cost and     Sales and                  end of
              of period    & expenses    retirements     Other       period
              ---------   ------------  ------------   --------   -----------
Year ended
December 31, 1995:
Buildings     $  19,179   $   2,800     $                         $   21,979
Simulators
& Training
Equipment       292,074      42,778         (1,600)                  333,252
Furniture,
Fixtures &
Equipment        22,533       3,909           (716)                   25,726
Leasehold
Improvements      2,804         730                                    3,534
              ---------   ---------     -----------    -------    ----------
              $ 336,590   $  50,217 (1) $   (2,316)    $     0    $  384,491
              =========   =========     ===========    =======    ==========

Year ended
December 31, 1994:
Buildings     $  17,113   $   2,069     $       (3)               $   19,179
Simulators
& Training
Equipment       254,469      38,649         (1,044)                  292,074
Furniture,
Fixtures &
Equipment        17,197       5,808           (472)                   22,533
Leasehold
Improvements      2,251         720           (167)                    2,804
              ---------   ---------     -----------    -------    -----------
              $ 291,030   $  47,246 (1) $   (1,686)    $     0    $  336,590
              =========   =========     ===========    =======    ===========

Year ended
December 31, 1993:
Buildings     $  14,825   $   2,289     $       (1)                $   17,113
Simulators
& Training
Equipment       218,115      38,741         (2,387)                   254,469
Furniture,
Fixtures &
Equipment        12,551       2,934           (159)    $ 1,871 (2)     17,197
Leasehold
Improvements      1,728         523                                     2,251
              ---------   ---------     -----------    -------     ----------
              $ 247,219   $  44,487 (1) $   (2,547)    $ 1,871     $  291,030
              =========   =========     ===========    =======     ==========


                                               1995       1994       1993
(1) Depreciation and amortization
    of equipment and facilities:
       Depreciation:
           charged to expenses             $  47,874  $  45,064  $  42,711
           capitalized or charged
           to cost of product sales            2,343      2,182      1,776
                                           ---------  ---------  ---------
                 Total depreciation           50,217     47,246     44,487

       Amortization:
           charged to expenses                 1,630      1,647      1,626
           capitalized or charged
           to cost of product sales            1,019      1,002        674
                                           ---------  ---------  ---------
                 Total amortization            2,649      2,649      2,300
                                           ---------  ---------  ---------
    Total depreciation and amortization    $  52,866  $  49,895  $  46,787
                                           =========  =========  =========

(2) Represents reclassification of amount previously included in accumulated amortization of intangibles assets

[MULTIPLIER]1,000

                                                            Schedule VIII
FLIGHTSAFETY INTERNATIONAL, INC.
Valuation And Qualifying Accounts
Allowance For Doubtful Accounts

                      Balance at                  Write-offs         Balance at
                       beginning   Charged to        and               end of
                       of period    expenses     (collections) (1)     period
Year ended
December 31, 1995:    $    1,433   $      581    $        532      $    1,482

Year ended
December 31, 1994:    $    1,442   $      352    $        361      $    1,433

Year ended
December 31, 1993:    $    1,146   $      519    $        223      $    1,442



(1)  Accounts written off as uncollectible, net of collections of previously written off account receivables.

                                                                 Schedule X
[MULTIPLIER]1,000
FLIGHTSAFETY INTERNATIONAL, INC
Supplementary Income Statement Information

                                           Year Ended December 31,
                            Charged to:        1995         1994        1993
Maintenance and repairs       Expense       $ 22,570     $ 18,744    $ 18,452


FlightSafety International Annual Report
1995

PAGE 41 OF 90


FlightSafety International provides high-technology training to operators of aircraft and ships. Total training systems are used which include sophisticated simulators and training devices, computer-based training and, most importantly, professional instructors. These total training systems enable our customers to learn, practice and perfect normal and emergency procedures under controlled conditions. The Company's worldwide clients include corporations, airlines, the military and government agencies.

PAGE 42 OF 90

[MULTIPLIER]1,000


                         Five Year Financial Highlights
                         FlightSafety International, Inc.


              (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                             1995       1994       1993       1992        1991
Training Revenues          $307,051   $271,743   $244,784   $239,434   $229,777
Product Sales                18,742     29,556     52,312     39,001     37,864
  Operating Revenues        325,793    301,299    297,096    278,435    267,641

Operating Costs
  and Expenses              159,624    147,603    151,575    132,362    131,101
Depreciation
  and Amortization           49,504     46,711     44,337     39,951     36,337
Income from Operations      116,665    106,985    101,184    106,122    100,203
Income Taxes                 42,679     41,491     43,135(2)  45,706    38,152
Net Income                   84,516     74,475     66,414(2)  82,309(3) 72,442
Net Income per Share          $2.71      $2.35      $2.01(2)   $2.39(3)  $2.11
Cash Dividends Declared
  per Share                    $.52       $.44       $.38       $.32      $.26
Total Assets                844,435    792,929    753,934    814,486    690,594
Long-term Debt               38,054     39,813     41,572     44,630    29,653
Shareholders' Equity        603,001(1) 560,404(1) 526,433(1) 564,409   490,433
Purchase of Equipment
  and Facilities             89,974     64,417     64,004     68,290    49,458
Working Capital             202,329    202,173    178,125    231,503   184,458


(1) Shareholders' equity was reduced by $29.5 million in 1995 ($29.2 million in 1994 and $94.2 million in 1993) to reflect the repurchase of approximately 0.6 million shares in 1995 (0.8 million and 2.5 million shares in 1994 and 1993, respectively), of the Company's common stock.

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



                      Common Stock Price Range
                      and Dividend Information

           1995

                                  Dividends
Quarter        High       Low        Paid

First        46 3/4    37 1/2        $.12

Second       49 1/4    45 5/8        $.12

Third        49 1/8    44            $.12

Fourth       52 1/2    44 3/4        $.14


         1994

                                 Dividends
Quarter        High       Low       Paid

First        43 5/8    33 5/8       $.10

Second       39 1/4    35 1/4       $.10

Third        39 1/8    35 3/4       $.10

Fourth       41 1/2    36 7/8       $.12


FlightSafety International, Inc. common stock is listed on the New York Stock Exchange and is traded under the symbol FSI. There were approximately 10,300 shareholders on January 17, 1996, including individual participants in security position listings. Dividends have been paid each quarter since the start of the cash dividend program in the third quarter of 1976.

The best safety device in any aircraft
is a well-trained pilot.

page 1
PAGE 43 OF 90


Letter to
Our Shareholders

Dear Shareholder:

 FlightSafety International achieved record operating revenues and earnings for the year 1995. Revenues were $325.8 million, compared with $301.3 million in 1994. Net income was $84.5 million;
1994 posted net income of $74.5 million. Net income per share increased to $2.71 versus the $2.35 reported in 1994.
 While the financial results from the past year were satisfying, 1995 was particularly noteworthy for the important agreements and technological advances made, and programs begun by your Company during the period. These will have a continuing, positive impact on earnings for years to come.
 You can read about your Company's many activities in the following pages of this report, but I would like to note here several particularly significant items.
 Commercial aviation has begun to flourish in the Asia-Pacific region, and your Company is deeply involved in that expansion. In 1995 we committed to develop a large airline training facility in Kunming, China. Scheduled to open early next year, the center will comprise a three-story pilot and flight attendant training center and a 12-story hotel for flight crew lodging. The center will begin operating with advanced FlightSafety simulators for the Boeing 737-300 and Boeing 757/767 and with flight attendant training devices for cabin service and emergency evacuation.
 Additionally, during the past year China Eastern Airlines renewed its contract for pilot training using our Airbus A300 and Fokker 100 simulators, and agreed to send its first class of cadets to the FlightSafety Academy in Vero Beach, Florida. Cadet classes from Air China and
China's Civil Aviation Flying College trained at the Academy in 1995.
 Last year we signed agreements with ValuJet, a new and successful carrier based in Atlanta, creating an alliance of great significance. The contracts call for FlightSafety to conduct all of the carrier's pilot training, from recruitment evaluation, to crew resource management, to line certification. In effect, we have become ValuJet's training department and now instruct over 400 of the carrier's pilots annually.
 We prize ValuJet's trust and will make whatever adjustments in equipment, programs and personnel necessary to meet the carrier's expanding training requirements. For example, we recently relocated an MD-80 simulator to Atlanta to accommodate the company's rapid growth.
 Our record of service to ValuJet will demonstrate FlightSafety's eagerness and ability to satisfy the most rigorous airline training demands, and to do so for less than the cost a carrier would incur operating its own in-house training department. Once they analyze the cost-effectiveness of our service, we anticipate more new and existing carriers will invite us to handle their training as well. We believe the outsourcing of crew training will become standard practice among airlines in the future, and, in turn, a significant business development for your company.
 Overall airline activity within the United States is expanding. Furthermore, the FAA has imposed high training standards on regional carriers, which will result in even greater demand for simulators.
 To keep pace we acquired training centers at Dallas-Fort Worth International and in Louisville, Kentucky, adding four Boeing simulators, including the first 747, to our inventory. We also assumed over 40 customer contracts in that transaction.
 Our airliner simulator fleet continues to grow. This year's simulator additions will include Boeing 777, Saab 2000, Beech 1900D, and two de Havilland Dash-8s. In 1997 another ten airline simulators will be delivered.
 Late last year we were pleased to be designated as the official training company for the new EMB-145 regional jet being developed by Embraer of Brazil. As a part of our agreement with the manufacturer, we will construct a new training center in Fort Lauderdale and equip it with simulators for the EMB-145 and EMB-120.
 The United Kingdom's Civil Aviation Authority (CAA) authorized the FlightSafety Academy to provide Commercial Pilot License and
Instrument Rating courses. This hard-won sanction enables the Academy to offer ab initio pilot programs to those airlines and individuals who operate under rules based on British aviation regulations. We also established a facility in Coventry, England, where pilots can complete training for their CAA license. The new center will also be a base for further service to the European community.
 A significant development for business aviation in recent years has been the growth of fractional ownership. Under this concept an aircraft is owned in part by several companies and then operated within a fleet of such aircraft by an aviation enterprise. Fractional ownership is proving popular among companies new to business aviation and is expected to grow further in importance.
 Executive Jet Aviation, which launched fractional ownership with its NetJets, is an industry leader and one of our valued, full-service customers. Last year, in cooperation with EJA, we developed Service Excellence Training to help pilots refine their skills in interacting with passengers.
 Additionally, we were selected by Business Jet Solutions, a new fractional ownership company owned by AMR Combs and Bombardier, to provide training for its pilots.

page 2
PAGE 44 OF 90
The company is expected to employ more than 200 pilots over the next few years.
 More good news in large fleet training came early this year with the signing of an agreement with Petroleum Helicopters Inc. The Louisiana-based company's 250 aircraft constitute the world's largest commercial helicopter fleet.
 Business aviation has long been our core market, and our service to corporate flight departments is ever-increasing. Last year we added Level "D" simulators for the Learjet 60 and Citation V Ultra to our fleet. This year we will bring a Gulfstream III and V, Falcon 2000 and Bell 430, and four other business aircraft simulators on line. Four more will follow in 1997.
 Our classrooms show clear evidence of our long-term commitment to our customers as well. Last year we began introducing new animated visuals and 3D-style graphics that increase learning comprehension by making training more interactive and efficient.
 The training of military and government flight crews is one of the cornerstones of our business. Last year your Company won several important contracts from the armed services and FAA for fixed and rotary wing instruction.
 One of the largest federal contracts was to upgrade the seven C-5 Galaxy simulators owned by the U.S. Air Force and operated by FlightSafety. The contract is valued at $54 million over a three-year period.
 Last year we installed our new-generation VITAL ChromaView visual system on a Boeing 737 and two Boeing 777 simulators operated by Japan's ANA-All Nippon Airways. The system, which provides uninterrupted imagery of unprecedented fidelity, has also been selected by Brit air for its new FlightSafety-built Canadair Regional Jet simulator, and by two Chinese carriers as well.
 MarineSafety installed an advanced, full-mission bridge simulator at the California Maritime Academy. Also worth noting is the Bridge
Resources Management program conducted at MarineSafety's Rotterdam facility. This innovative course parallels the disciplines instilled in FlightSafety's well-received aviation Crew Resource Management program.
 We believe that this kind of cross-fertilization of training concepts and technologies will play an increasing role in our future as other industries grow to understand the value of sophisticated instruction.
Last year, for example, Honda asked us to develop a troubleshooting training course for Honda and Acura automobile technicians. It is in our long-term interest to search for similar training opportunities outside the aviation and maritime industries, and we will do so.
 In looking to the future, your Company agreed to establish an advanced flight training center on the Daytona Beach, Florida, campus of Embry-Riddle Aeronautical University. The facility will serve as an educational, training, and research center and will include Level "D" simulators for Boeing 737-300 and Beech 1900D aircraft.
 By aligning ourselves with the academic community and with young people who aspire to careers in aviation, we can help ensure their success and our own.
 At its September 12, 1995, meeting, the Board of Directors agreed to double our stock repurchase program authorization to 8 million shares from 4 million shares. The Board is optimistic about your Company's long-term prospects and, coupled with our strong financial condition, believes repurchase of our common stock is an excellent investment for the Company. As of this date, the Company has repurchased 4 million shares since announcing the initial authorization in February 1993.
 One of the best investments your Company can make is in good people. And I am proud to say our employees are the most knowledgeable and the most dedicated in the industry. I thank them for their professionalism.
 We have instituted a Revenue Growth Sharing Program under which employees have the opportunity to receive a percentage of their learning center's increased revenues over the previous year. We anticipate this program will not only increase revenues, but will help further solidify the excellent staffs at the centers.
 In summary, thanks to you, our customers and our shareholders, we have the people, the programs, the wherewithal and the vision to keep FlightSafety in the forefront of the training industry. We value your faith and confidence in us and will continue to work hard to see your trust rewarded.







A. L. Ueltschi
President

February 23, 1996

page 3
PAGE 45 OF 90

Leading aviation insurance executive Harold Clark, CEO of USAIG, advocates the benefits of FlightSafety training.

From Harold Clark's perspective as Chairman/CEO of United States
Aircraft Insurance Group - America's largest insurer of corporate aircraft
- FlightSafety training is good insurance.
"It's all very clear when you look at it," he says. "On the whole, corporate aviation accidents are very rare. But some 70-90% of the accidents that do occur involve pilot error. And good training addresses the root causes of these mistakes. It does so by building proficiency where it really counts - in areas such as decision-making, emergency procedures, crew resource management, systems knowledge, and the timely and proper response to system failures."
By "good" training, Clark means training in the risk-free environment of a full-flight simulator. "Only 35% of the emergency procedures in an aircraft manual can be performed safely in the aircraft, versus 100% in the simulator," Clark says. "And there are many other reasons, including the 'replay' advantage. The simulator allows for efficient repetition of cockpit events until the pilot's response is what it must be."
Regarding the issue of costs, Clark observes that "training is the way to become more professional and more proficient at a time when the increasing sophistication of aircraft requires the pilot to have more knowledge and more skill. But since we know that increased training leads to fewer losses, the pilots who train regularly receive our best combination of coverage and rates."
Clark's strong advocacy of high-technology aviation training is reflected in his company's own practices. The pilots who fly the company's corporate jet train at FlightSafety every six months.
page 4
PAGE 46 OF 90


FlightSafety International 1995

The Year in Review
page 5
PAGE 47 OF 90

Business Aviation Training: Reinforcing a Position of Leadership. Last year's success in business aviation training reflects a commitment to the Company's core market and the source of approximately 50% of its training revenues. FlightSafety's longstanding leadership was reinforced by adding new simulators and significant new programs.
Long-Term Agreements. Business Jet Solutions, an AMR Combs and
Bombardier company, signed a long-term agreement for its pilots to maintain proficiency at FSI Learning Centers dedicated to Canadair Challenger and Learjet aircraft. The contract will result in training to support the organization's air charter operations and its flagship "Flexjet" fractional ownership program, which is expected to employ more than 200 pilots over the next few years.
New Simulators, Expanded Capacities. The Company has pioneered the advancement of simulation for business aircraft and regional airliners by designing and building the very first flight simulators for these aircraft types. Last year, FSI further expanded its business aviation training fleet through the installation of two additional Level "D" simulators for business aircraft: a Learjet 60 at the Tucson Learning Center and a Citation V Ultra at the Citation Learning Center in Wichita.
An FSI-built Citation II simulator became the first for business aircraft to be installed at the Company's Miami Airline Training Center. The simulator serves Citation I/II operators located in Central and Latin America, as well as Asia and Europe.
The IDEAL Classroom. A major innovation in classroom technology, developed by the Company, saw its debut at FSI's page 6
PAGE 48 OF 90

Savannah Center for Gulfstream pilot and maintenance technician training. Referred to as the IDEAL Classroom (Interactive Databased Environment for Accelerated Learning), the technology and its configuration comprise the Company's latest version of the most productive possible learning environment. The classroom arrangement and supporting computer technology are designed to deliver the full potential of the new interactive courseware developed by FSI's Training Systems Division. The touch-screen interactive technique enables each participant to work through a training procedure at a workstation monitored by the instructor, who can provide personal attention as required. The system also facilitates performance testing on required procedures and the recording of all results by the instructor through a central control.
New Courses, Programs. In addition to its technological advances, the Company enriched its training curriculum with new course offerings.
Service Excellence Training was developed as part of an extensive training program for Executive Jet Aviation, the world's largest commercial operator of business jets, to complement the personal service orientation of its crew members. This special workshop-style training is now available to all FlightSafety customers.
The Company received FAA approval to proceed with the development of FSI's Advanced Qualification Program (AQP), a proficiency-based training system that incorporates Crew Resource Management (CRM), Line
Operational Simulation (LOS), and other innovative principles in crew member training normally available only to pilots of a few major airlines.
The first AQP projects, for the Gulfstream V and Saab 340 aircraft, will be followed by other aircraft programs.
"The First 30 Seconds," being developed by the Company's Operations and Standards Division, will be a two-hour pilot enrichment course developed for introduction in 1996. It provides an overview of takeoff performance evaluation and the critical go/no go decision.
Unusual Attitude/Loss of Control training was added to most initial and recurrent pilot training programs. This new page 7
PAGE 49 OF 90

dimension includes an expanded simulator briefing to discuss cause, recognition and recovery procedures, followed by event training in the simulator. A new training seminar, inaugurated at the Teterboro Center, was developed by FSI and Air Security International and was made available to corporate pilots and managers to address the growing concern for aviation security.

Airline Training: Expanding the Territory. Encouraged by growing demand for training services from the commercial air transport industry in North America and beyond, the Company acquired two existing airline flight training centers, expanded its fleet of air carrier simulators, and continued to win new training contracts from regional and major carriers.
Dalfort Flight Training Centers Acquired. Further strengthening its training presence in the North American air transport segment, the Company acquired the two flight training centers of Dalfort Training. The facilities are located at Dallas-Fort Worth International Airport in Texas and near Louisville's airport in Kentucky. The 28,000 square foot, three-level building at DFW Airport is equipped with three simulators in its four bays, two Boeing 727-200 and a Boeing 737-200. The two-bay
Louisville Center is equipped with a Boeing 747-200 flight simulator, the first in the FSI fleet for that aircraft type. The centers are actively serving a variety of customers, offering certified ground school and simulator pilot training.
Contracts and Courses. Utilization of the Company's airline training facilities continued to increase last year as existing contracts were serviced and new customers were added. Newcastle-based Gill Airways of the United Kingdom began a pilot-training program at the Houston
Center after the U.K.'s Civil Aviation Authority granted approval of the center's ATR 42/72 regional airliner simulator. China Eastern Airlines renewed its contract for pilot training using the Miami Center's Airbus A300-600 simulator and Wilmington's Fokker 100. The first group of pilots from page 8
PAGE 50 OF 90

the new Indian regional airline, Gujarat Airways, trained on the Beech 1900D simulator at the Company's LaGuardia Airport learning center. Also at LaGuardia, the first participants in FSI's six-week Flight Dispatcher Course graduated and later passed their FAA dispatcher licensing examination.
ValuJet Airlines contracted with the Company for Crew Resource
Management (CRM) training at the airline's Atlanta base of operations.
All pilots on the roster will participate in the initial training program. Pilots joining the carrier will receive CRM training at FSI's Miami Center, where they prepare for DC-9 flying duties. Other airlines enrolled for CRM training include Aloha, Avianca/Colombia, and China Airlines.
Late in the year, the Company announced its designation as the official training company for the new EMB-145 regional jet airliner now being developed by Embraer - Brasilaira de Aeronautica S/A. An advanced full flight simulator and a flight training device (FTD) will be provided at a new FSI Fort Lauderdale, Florida, training center devoted to Embraer.
The Company operates flight simulators for the popular EMB-120 regional airliner in five other locations.

FlightSafety Simulation: Innovation Breeds Success. Responding to market opportunities, the Company continues to manufacture simulators and visual systems beyond its own needs for use by outside customers. In doing so, it has established a reputation for innovation and a growing presence in the global marketplace for simulation technology.

page 9
PAGE 51 OF 90

ChromaView Visuals Installed for All Nippon Airways. The Company completed its installation of three VITAL ChromaView visual systems on two Boeing 777-200 simulators and one Boeing 737-500 for ANA-All
Nippon at Tokyo's Haneda Airport. ANA, the launch customer for the new visual system produced by FSI's Visual Simulation Systems in St. Louis, received approval from JCAB, the Japanese Civil Aviation Bureau.
Currently being installed in new FSI simulators, the new-generation visual system represents a technical innovation from all previous commercial products in this area.The five-channel visuals for the Boeing 777 simulators spread across a 225-degree panorama, providing unprecedented scene content and weather replication, enhanced by cross-cockpit viewing. The photo-imagery-based system provides a superior visual environment with new levels of scene detail.
 A Saab 2000 for Crossair. The Company also delivered the first full flight simulator for the Saab 2000 airliner to Crossair, the successful Swiss regional carrier based in Basel, Switzerland. The Saab 2000 simulator is installed alongside an FSI Saab 340A/B at the Crossair training facility, where the initial FSI simulator had a 98.6% dispatch reliability rate during its first year of operation.

Military and Government Training. The Company's involvement in military and government training remained strong through new agreements and add-ons to existing contracts with FSI's wholly owned subsidiary, FlightSafety Services Corporation.

page 10
PAGE 52 OF 90

Contract Modifications and Systems Upgrades. FSI received a U.S. Air
Force contract modification to upgrade the visual systems on seven government-owned C-5 full-flight simulators, which the Company operates for the Air Force Air Mobility Command in support of the FSI-directed Aircrew Training System for the C-5 aircraft. The order to upgrade simulators for the C-5, the largest aircraft in the Air Force fleet, is valued at $52 million. The upgrades, to be accomplished over a three-year period, will give the Air Mobility Command and their Air Reserve Components the capability of training their C-5 air crews with the most advanced technology achievable in flight simulation. The new system will present realistic inflight training exercises such as full-contact aerial refueling with the KC-135 refueling aircraft. The seven C-5 simulators are located at Altus AFB, Oklahoma; Dover AFB, Delaware; Travis AFB, California; and Westover AFB, Massachusetts.
The Company also received a U.S. Air Force contract for the training of C-9A (DC-9) air crew, including initial, recurrent, upgrade, requalification and instructor training. The program, which involves approximately 250 pilots and 50 flight mechanics, will take place at the St. Louis Center.
Military units trained by FSI include the C-20B (Gulfstream III) pilots of the 89th Airlift Wing based at Andrews Air Force Base, near Washington,
D.C. The 89th is responsible for transporting the nation's VIPs.
As in previous years, the Federal Aviation Administration relied on the Company to train many of the agency's own pilots. The contracts include pilot initial and recurrent training for most major lines of business jets, for regional airliners such as the de Havilland Dash-8 and the Beech
1900, for airliner-type aircraft such as the Boeing 737 and MD-80, and for Sikorsky helicopter training as well.

Careers in the Making: Training for Future Professionals. Through its New Hire Program and its prestigious flight academy, the Company served the needs of young pilots seeking a boost along the early phases of their professional career paths.


page 11
PAGE 53 OF 90

New Hire Program. The success of the Company's innovative New Hire
Program continued last year as more than 25 regional carriers continued to rely on FSI as a source of well-qualified new pilots. The program matches carefully screened first-officer candidates with openings at participating airlines and then provides candidate-funded aircraft-type-specific training tailored to the airline's requirements. Major participants in the program include Atlantic Southeast Airlines, Business Express,
Chicago Express, Continental Express, Lone Star, Northwest Airlink,
Vanguard, and ValuJet.
FlightSafety Academy Continues Career Training, Establishes UK
Facility. A tradition of excellence continued at the FlightSafety Academy in Vero Beach, Florida, as the school provided flight training for bright, achievement-oriented future professionals. Many of the Academy's cadets are sponsored by overseas airlines who send students with little or no flying experience to Vero Beach for primary (ab initio) training followed by multiple ratings. Consistent customers have included such airlines as Swissair, Italy's Alitalia, Greece's Olympic Airways, and the Innsbruck-based Austrian carrier, Tyrolean Airways.
Reflecting expanded connections to the Asia-Pacific Rim, Air China's first group of cadets in the United States graduated in 1995. China's Civil Aviation Flying College (CAFC) sent a second group of its students to the Academy and the first class of cadets from China Eastern Airlines signed on for early 1996. The Chinese cadets follow a training course tailored to the exacting requirements of the Civil Aviation Authority of China and the sponsoring airlines.
The Academy last year established a facility in Coventry, England, after being approved by Britain's CAA for the training of new pilots for the Private Pilot License (PPL), Basic Commercial Pilot License (BCPL), Instrument Rating (IR), and Flying Instructor Rating (FIC). For students from Europe, the United States provides excellent opportunities for new-pilot training that significantly reduce the cost of preparing for an airline career. Florida's flight-cadet-friendly weather conditions, fuel page 12
PAGE 54 OF 90

prices, and easy airport access provide a superior training environment. Establishment of the U.K. facility addresses the CAA requirement that the final flight test for the CAA's Instrument Rating be conducted in British airspace.
To provide an even smoother transition to first officer training, the Academy last year introduced its Academy-Master Pilot Course, which refines and polishes the flying skills required for in-airline-service. The Academy-Master Pilot designation indicates a clearly recognizable level of preparedness for the commencement of a professional flying career through an intensive four-week course that provides understanding and skillful command of airline pilot duties in the pressurized environment of a fast-moving regional airline operation. Academy-Master graduates become a source of applicants for the FSI New Hire Program.
Maintenance Technician Training: New Inroads. Last year saw continued success in the form of new contracts and new inroads into the marketplace for FSI Maintenance Technician Training.
Aviaco Troubleshooting. Spain's AVIACO Airlines adopted FSI's successful troubleshooting training program for its aircraft maintenance technicians. The Madrid-based carrier is tailoring the program for its MD-88 maintenance group, using the same computer-based, type-specific FSI training systems now employed by American Airlines' MD-80 maintenance organization in Tulsa. The troubleshooting program is used at FlightSafety Learning Centers as an integral part of the maintenance training curriculum, as well as by other airlines and manufacturers.

page 13
PAGE 55 OF 90

Troubleshooting Adapted for Automobiles. The Company's Advanced
Diagnostic Systems Division in San Antonio is working on a troubleshooting training application for Honda and Acura automobile technicians. The computer-based courses utilize procedures that parallel the service manuals for the cars. Prototype software has been tested repeatedly and refinements are under way.
MRM Training. The Company introduced a new Maintenance Resource
Management (MRM) course program based on the flight crew CRM programs that have been effective in enhancing the cockpit working environment and developing pilot teamwork. Utilizing a highly interactive workshop format, MRM training covers situational awareness, error chains, teamwork, decision-making, stress management and, above all, communication skills.
MarineSafety: A Leader in Maritime Training. FSI's maritime subsidiary, MarineSafety International, announced the opening of new facilities and the implementation of significant new training programs.
California Simulator Opening. A full mission bridge simulator was designed and installed by MarineSafety at the California Maritime
Academy in Vallejo, California. When not in use by cadets of the Maritime Academy, the simulator is available for use by MSI to provide refresher training to shipping companies and harbor pilots. The new simulator uses the latest virtual reality image generator and is capable of simulating over 30 types of commercial and naval vessels page 14
PAGE 56 OF 90

in dozens of specific harbors used by MarineSafety's three other locations. Bridge Resource Management for Holland America Line. Officers of the
seven Holland America Line cruise ships enhanced their Bridge Resource Management (BRM) skills in a special training program conducted by MSI at its Rotterdam facility in The Netherlands. More than a hundred officers have been trained using the concept pioneered by the aviation industry. The course includes seminars on such subjects as
situational awareness, passage planning, error-chain analysis,
communications, and teamwork - all closely coupled with    simulator
exercises.
Irish Continental Trains for New Ferry. Masters and officers of the new ferryboat Isle of Innisfree, operated by Irish Continental, participated in Bridge Resource Management seminars and specialized shiphandling
exercises at MarineSafety in     Rotterdam. Elements of the Isle of
Innisfree training program included developing teamwork and communications among bridge officers, maintaining situational awareness, detecting and analyzing error chains, and developing the skills required of the large ferry's bridge crew in navigating relatively narrow channels. Simulator exercises allowed the officers to practice docking and undocking at new berths at Holyhead before the ship entered service in May. Shuttling between Holyhead and Dublin, the Isle of Innisfree can carry 600 passenger cars and 1,760 passengers per trip.

page 15
PAGE 57 OF 90


Management's Discussion and Analysis
of Results of Operations and Financial Condition

Results of Operations 1995 Compared with 1994
Training revenues increased by $35.3 million, or 13 percent, in 1995 as compared to 1994. Business aviation training revenues increased by $10.9 million, or eight percent, primarily because of increased demand for the Company's training services. Commercial airline training revenues increased by $6.4 million, or 12 percent, due to the continued expansion of the Company's Airline New Hire Program, increased demand from South American customers and additional training equipment added in 1995. Primary flight training revenues increased by $1.8 million, or 22 percent, primarily from new training agreements with foreign airlines and aviation authorities and increases in individual pilots seeking careers as professional pilots. There was also an increase in U.S. Government training revenues of $7.9 million from the C-5 aircrew training system contract and $1.1 million from the KC-135 aircrew training system contract with the U.S. Air Force. Training revenues for the year ended December 31, 1994, included approximately $1.9 million related to an equivalent amount of retroactive salary and benefit expenses from October 1, 1992, paid to employees in accordance with the United States Government Services Contract Act on the Company's
KC-135 contract. Excluding this 1994 non-recurring item, total training revenues increased by $37.2 million or, 14 percent.
Product sales in 1995 decreased $10.8 million, or 37 percent, from 1994.
The decrease in product sales was primarily attributable to decreases in equipment being produced for unaffiliated customers by the Company's Simulation Systems Division. The Division's level of production was approximately the same as last year's level, with a greater emphasis toward meeting the Company's training requirements. The Division expects to deliver 13 simulators in 1996 for Company use.
Total expenses increased $14.8 million, or eight percent, in 1995 as compared to 1994. Salary and wages increased by $5.9 million, or eight percent, due to a $7.6 million increase from personnel additions and annual salary increases, offset by the additional $1.7 million in salary expenses incurred in 1994 related to retroactive salary increases from October 1, 1992, paid in accordance with the United States Government Services Contract Act. Depreciation and amortization increased by $2.8 million due to a full year of depreciation on simulators added in 1994 and a partial year of depreciation for simulators added in 1995. Operating expenses increased by $12.4 million primarily from additional costs related to the C-5 training contract with the U.S. Air Force, increases in simulator and aircraft maintenance costs and training supplies. General and administrative expenses increased by $4.1 million primarily due to increases in employee benefit costs, professional fees, and overall increases in general and administrative costs related to the increases in business volume.
Cost of product sales decreased by $10.4 million primarily from the related decrease in product sales. The increase in gross profit margin on product sales to 28.5% in 1995 from 19.5% in 1994 was principally due to the completion and acceptance in 1995 of equipment sold to outside customers.
Interest and other income increased by $2.1 million in 1995 as compared to 1994 principally due to higher interest rates on short-term investments and higher average investment balances. Interest expense increased primarily from higher interest rates in 1995 on the Company's borrowings and increases in borrowings against the cash surrender value of corporate-owned life insurance policies.
Income taxes increased by $1.2 million, or three percent, in 1995 as compared to 1994 due primarily to an increase in income before income taxes offset by higher tax exempt investment income. The effective income tax rate decreased to 33.6% in 1995 from 35.8% in 1994 primarily due to a refund of foreign income taxes, lower state income taxes and an increase in tax advantaged income as a percentage of pre-tax income.
Earnings per share and net income increased by 15 percent and 13 percent to $2.71 per share from $2.35 per share and $84,516,000 from $74,475,000 in 1995 as compared to 1994, respectively. The higher percentage increase in earnings per share is a result of the Company's stock repurchase program and its corresponding effect on the weighted average shares outstanding.
Inflation continued to increase operating costs and costs of equipment and facilities during 1995. The Company expects to recover its additional costs due to inflation with increases in volume and prices.

page 16
PAGE 58 OF 90

Financial Condition

In 1995, $140.5 million cash was provided by operations. Cash was principally used to purchase equipment and facilities ($90.0 million), repurchase the Company's common stock ($29.5 million), pay dividends ($16.2 million) and pay corporate-owned life insurance premiums ($7.5 million).
Accounts receivable at December 31, 1995, increased by $9.9 million, or 17 percent, from December 31, 1994, due primarily to increases in amounts due from the U.S. Government related to the C-5 contract and in amounts billed in the 1995 fourth quarter as compared to the 1994 fourth quarter. Inventories at December 31, 1995, decreased by $6.7 million, or 47 percent, from the prior year because of the decrease in product sales. Accounts payable and accrued expenses at December 31, 1995, increased $14.1 million, or 43 percent, from December 31, 1994, due to amounts owed to subcontractors related to the C-5 contract and increased expenditures in the fourth quarter of 1995 as compared to 1994.
In 1996, the Company expects to spend in excess of $70 million for additional equipment and facilities. The Company also expects to continue to repurchase shares of its common stock. The Board of Directors increased the shares authorized for the stock repurchase program from 4,000,000 shares to 8,000,000 shares on September 12, 1995. The Company expects to fund these items with cash provided by operations and short-term investments. As of December 31, 1995, the Company has 4,071,300 shares authorized and remaining for possible repurchase.

Results of Operations 1994 Compared with 1993
Training revenues increased by $27.0 million, or 11 percent, in 1994 as compared to 1993. Business aviation training revenues increased by $10.6 million primarily because of increased demand for the Company's training services. Commercial airline training revenues increased by $4.5 million as demand from South American customers increased and from the continued expansion of the Company's Airline New Hire Program.
Primary flight training revenues increased by $2.0 million, primarily from more individual pilots seeking careers as professional pilots. There was also an increase in training revenues of $7.8 million from two aircrew training systems contracts with the U.S.
Air Force. The most significant of these was for training of KC-135 tanker aircraft crews, and included contract revenues of $1.9 million related to an equivalent amount of retroactive salary and benefit expenses from October 1, 1992, paid to employees in accordance with the United States Government Services Contract Act.
Product sales in 1994 decreased $22.8 million, or 44 percent, from 1993. The decrease in product sales was primarily attributable to decreases in equipment being produced for unaffiliated customers by the Company's Simulation Systems Division.
Total expenses decreased $1.6 million, or one percent, in 1994 as compared to 1993. Salary expense increased $6.6 million principally due to additional personnel hired for the U.S. Air Force KC-135 contract and the retroactive salary paid as indicated above. Depreciation and amortization increased by $2.4 million due to a full year of depreciation on simulators added in 1993 and a partial year of depreciation for simulators added in 1994. General and administrative expenses increased by $1.2 million primarily because of costs associated with the KC-135 contract with the U.S. Air Force and increases in employee benefit costs. Operating expenses increased by $3.9 million primarily from increases in costs of training supplies and simulator maintenance. Costs of product sales decreased by $15.7 million primarily from the related decrease in product sales. Research and development expenditures incurred by the Visual Simulation Systems Division amounted to $1.2 million in 1994 ($3.2 million in 1993) and are included in costs of product sales. The decrease in gross profit margin of product sales to 19.5% in 1994 from 24.6% in 1993 was principally due to an increased percentage of sales to the U.S. Government, which has lower profit margins.
Interest and other income increased by $0.8 million in 1994 as compared to 1993 principally due to proceeds from the corporate-owned life insurance policies. Interest expense increased primarily from higher interest rates in 1994 on the Company's borrowings and increases in borrowings against the cash surrender value of corporate-owned life insurance policies.

page 17
PAGE 59 OF 90

                                     Consolidated
                               Statements of Income

                                            Year ended December 31,
                                     1995            1994*           1993
Revenues:
  Training revenues               $307,051,000    $271,743,000    $244,784,000
  Product sales                     18,742,000      29,556,000      52,312,000

                                   325,793,000     301,299,000     297,096,000

 Costs and Expenses:
  Salaries and wages                77,358,000      71,479,000      64,923,000
  Depreciation and amortization     49,504,000      46,711,000      44,337,000
  Operating expenses                39,654,000      27,243,000      23,317,000
  General and administrative        29,204,000      25,074,000      23,868,000
  Costs of product sales            13,408,000      23,807,000      39,467,000

                                   209,128,000     194,314,000     195,912,000

 Income from operations            116,665,000     106,985,000     101,184,000
 Other income (expense):
  Interest and other income         13,389,000      11,303,000      10,539,000
  Interest expense                  (2,859,000)     (2,322,000)     (2,174,000)

 Income before income taxes        127,195,000     115,966,000     109,549,000
 Income taxes                       42,679,000      41,491,000      43,135,000

 Net income for the year          $ 84,516,000    $ 74,475,000    $ 66,414,000

 Net income per share                    $2.71           $2.35           $2.01

 Weighted average shares
  outstanding                       31,180,998      31,706,635      33,089,261


 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
 *Reclassified to conform to 1995 presentation.

page 18
PAGE 60 OF 90

                                        Consolidated
                                       Balance Sheets

                                                 December 31,
 Assets                                    1995               1994
 Current Assets:
  Cash                                $  6,128,000       $  2,062,000
  Short-term investments               194,084,000        194,930,000
  Accounts receivable, less
    allowance for doubtful
    accounts of $1,481,000
    ($1,433,000 in 1994)                69,575,000         59,718,000
  Inventories                            7,640,000         14,330,000
  Prepaid expenses and
    other current assets                11,482,000         10,336,000

      Total Current Assets             288,909,000        281,376,000

 Equipment and facilities, at cost     894,308,000        806,651,000
  Less: Accumulated depreciation
    and amortization                  (384,491,000)      (336,590,000)

                                       509,817,000        470,061,000

 Intangible and other assets            45,709,000         41,492,000

                                      $844,435,000       $792,929,000

                                                 December 31,
 Liabilities and Shareholders' Equity      1995               1994

 Current Liabilities:
  Current portion of
    long-term debt                    $  1,759,000       $  1,759,000
  Accounts payable
    and accrued expenses                47,016,000         32,890,000
  Dividends payable                      4,311,000          3,758,000
  Income taxes payable                   3,229,000          8,230,000
  Unearned income for
    contract training                   30,265,000         32,566,000

      Total Current Liabilities         86,580,000         79,203,000

 Long-term debt                         38,054,000         39,813,000
 Deferred income taxes                 111,537,000        108,308,000
 Other liabilities                       5,263,000          5,201,000

      Total Liabilities                241,434,000        232,525,000

 Shareholders' Equity:
  Common stock-par value
    $.10 per share
    Authorized-100,000,000 shares
    Issued and outstanding-
    30,792,681 shares
    (31,315,429 in 1994)                 3,079,000          3,132,000
 Capital in excess of par value         37,092,000         33,217,000
 Retained earnings                     564,549,000        525,661,000

                                       604,720,000        562,010,000
 Restricted stock compensation          (1,719,000)        (1,606,000)

      Total Shareholders' Equity       603,001,000        560,404,000

 Commitments and contingencies        $844,435,000       $792,929,000

 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


page 19
PAGE 61 OF 90

                               Consolidated Statements
                                  of Cash Flows

                                              Year ended December 31,
                                      1995            1994          1993
Increase (decrease) in cash
 Cash flows from operating
      activities:
 Net income                        $ 84,516,000    $ 74,475,000   $ 66,414,000
 Items in net income not
      using cash:
  Depreciation and amortization      49,504,000      46,711,000     44,337,000
  Provision for losses on
   accounts receivable                  581,000         300,000        519,000
  Deferred income taxes               4,921,000       6,194,000     12,593,000

  Increase in cash surrender
   value of corporate-owned life
   insurance, net of premiums        (1,992,000)     (1,617,000)    (1,396,000)
  Other, net                            533,000         633,000        833,000
  Changes in working capital
   other than cash:
    Decrease (increase) in
     inventory                        6,690,000         275,000     (4,747,000)
    (Increase) in accounts
     receivable                     (10,438,000)    (11,055,000)    (8,124,000)
    (Increase) in prepaid expense
     and other current assets        (1,146,000)     (1,750,000)      (129,000)
    Increase (decrease) in accounts
     payable and accrued expenses    14,126,000        (873,000)    (3,980,000)
    Increase in dividends payable       553,000         557,000        100,000
    (Decrease) increase in income
     taxes payable                   (5,001,000)      2,931,000     (1,885,000)
    (Decrease) increase in
     unearned income                 (2,301,000)      1,570,000        871,000

Net cash provided by
 operating activities               140,546,000     118,351,000    105,406,000

 Cash flows from investing activities:
  Capital expenditures              (89,974,000)    (64,417,000)   (64,004,000)
  Corporate-owned life
   insurance premiums                (7,455,000)     (7,453,000)    (7,450,000)
  Decrease (increase) in
   short-term investments               846,000     (15,981,000)    97,416,000
  Intangible assets arising
   from acquisition                                                 (6,916,000)
  Other                               3,041,000       1,124,000      2,785,000

 Net cash (used) provided by
 investing activities               (93,542,000)    (86,727,000)    21,831,000

Cash flows from financing activities:
 Repurchase of common stock         (29,538,000)    (29,172,000)   (94,190,000)
 Portion of long-term borrowings
  withdrawn from construction
  fund held by trustee, net                           1,971,000      8,216,000
  Repayment of long-term debt        (1,759,000)     (1,819,000)   (29,932,000)
  Increase in long-term borrowings
   against cash surrender value
   of corporate-owned
   life insurance                     2,622,000      10,273,000
  Cash dividends                    (16,154,000)    (13,880,000)   (12,431,000)
  Exercise of stock options           3,583,000       2,366,000      2,027,000
 Effect of tax leases                (1,692,000)     (1,401,000)    (1,138,000)

 Net cash used by
  financing activities              (42,938,000)    (31,662,000)  (127,448,000)

 Net increase (decrease) in cash      4,066,000         (38,000)      (211,000)
 Cash at beginning of year            2,062,000       2,100,000      2,311,000

 Cash at end of year              $   6,128,000   $   2,062,000  $   2,100,000

 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

page 20
PAGE 62 OF 90


Notes to
Consolidated Financial Statements

Note 1 - Summary of Significant Accounting and Reporting Policies

Consolidation and Reporting
The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries.
 The Company operates primarily in one industry segment: training. Training activities include advanced training of professional pilots and crews, primary training for individuals to obtain private or commercial pilot licenses, training in the maintenance of aircraft, design and implementation of integrated training systems and training crews in shiphandling. The Company is also engaged in the manufacture and sale of products including simulators and visual systems. The Company's clients include corporations, commercial airlines, ship operators, the military and other government agencies.

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

Common Stock Repurchase
The Company records the repurchase of its common stock by reducing the common stock account by the par value of the common stock purchased and reducing retained earnings by the amounts in excess of par value. Repurchased common stock is cancelled and returned to the Company's authorized shares.

Amortization of Intangible Assets
Intangible assets arose principally from the acquisitions of a subsidiary in 1988 and a division in 1993 and are amortized over periods from 3 to 20 years.

Income Taxes
The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," which was adopted in 1993 and had no effect on the Company's financial statements since the Company had previously recorded income taxes in accordance with Statement of Financial Accounting Standards No. 96.

Net Income Per Share
Net income per share is based upon the weighted average number of shares outstanding during each year. Stock options have not been included in the calculation of net income per share because their inclusion would not have a significant dilutive effect.

Management Estimates
The Company prepares its financial statements in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that effect amounts reported in the financial statements for the reporting period. Actual results could differ from those based upon such estimates and assumptions. These estimates and assumptions are revised as necessary.

 Note 2 - Equipment and Facilities

                                                            December 31,
                                                        1995            1994
 Simulators, training equipment and spare parts     $663,289,000  $636,009,000
 Land and buildings                                   71,085,000    69,311,000
 Furniture, fixtures and equipment                    41,367,000    32,296,000
 Leasehold improvements                                7,509,000     6,168,000
 Construction-in-progress                            111,058,000    62,867,000

                                                    $894,308,000  $806,651,000

page 21
PAGE 63 OF 90


 Note 3 - Income Taxes
 Analysis of income tax provision

                                             Year ended December 31,
                                     1995             1994            1993
 Currently payable                $39,450,000      $36,698,000     $31,680,000
 Deferred income taxes              4,921,000        6,194,000      12,593,000
 Effect of tax leases              (1,692,000)      (1,401,000)     (1,138,000)

 Income taxes as recorded         $42,679,000      $41,491,000     $43,135,000

State and local income taxes amounted to $5,167,000 in 1995
($5,591,000 in  1994 and $5,645,000 in 1993). The principal temporary difference generating deferred income taxes in the current year and past years is depreciation of equipment and facilities, which is recognized in different years for financial reporting than for tax reporting. Due to an increase in the federal income tax rate in 1993, additional deferred income tax liabilities of $3.4 million were recorded in 1993 related to temporary differences that arose in prior years.


 Analysis of effective tax rate

                                            Year ended December 31,
                           1995                1994                1993
                          Amount     %        Amount     %        Amount    %
 Federal income tax
   at statutory rate  $44,518,000 35.0%   $40,588,000 35.0%   $38,343,000 35.0%
 State income taxes,
   net of federal
   tax benefit          3,359,000  2.7      3,634,000  3.1      3,727,000  3.4
 Tax exempt
  investment income    (4,103,000)(3.2)    (3,496,000)(3.0)    (2,890,000)(2.6)
 Effect of federal
  tax rate increase
  on previously
  provided deferred
  income tax
  liabilities                                                   3,427,000  3.1
 Other, net             (1,095,000)(0.9)      765,000  0.7        528,000  0.5

Income taxes
 as recorded           $42,679,000 33.6%  $41,491,000 35.8%   $43,135,000 39.4%

The Company does not provide taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings due to tax rates in foreign jurisdictions in which the Company has operations approximating or exceeding the U.S. statutory income tax rates. The Company made tax payments of $44.1 million in 1995 ($33.9 million in 1994 and $33.5 million in 1993).

page 22
PAGE 64 OF 90


 Note 4 - Long-term Debt

                                                          December 31,
                                                         1995          1994
 Industrial development obligations due 1996-2012    $36,470,000   $37,170,000
 Capitalized lease obligation                          3,343,000     4,402,000
 Less-current portion of long-term debt               (1,759,000)   (1,759,000)

                                                     $38,054,000   $39,813,000

The Company's industrial development obligations had variable rates between 2.8 and 5.9 percent during 1995. The weighted average interest rate for the above borrowings was 4.4 percent in 1995 (3.6 percent in 1994). Assets pledged as security for the industrial development obligations are not material.
Intangible and other assets include investments in corporate-owned life insurance which have a cash surrender value of $62.1 million offset by borrowings against cash surrender values of $33.2 million at December 31, 1995 ($52.7 million and $30.6 million, respectively, at December 31,
1994). In 1995, the interest rate on borrowings against cash surrender value of corporate-owned life insurance was 9.3 percent (8.9 percent in 1994).
The amounts of debt payable in the five years subsequent to 1995 are:
$1,759,000 in 1996, $1,259,000 in 1997 and $1,224,000 in 1998 with no debt payable in 1999 and 2000.
The Company paid interest of $1,832,000 in 1995 ($1,506,000 in 1994 and $2,402,000 in 1993), net of amounts capitalized. The amount of interest capitalized was $1,798,000 in 1995 ($1,484,000 in 1994 and $1,543,000 in 1993).

page 23
PAGE 65 OF 90

Note 5 - Retirement Plans
Substantially all employees of the Company and all but one of its domestic subsidiaries are eligible to participate in the Company's noncontributory defined benefit retirement plan. Benefits are based principally on years of service and compensation during an employee's career. An employee becomes vested upon completion of five years of service or the attainment of age 55 and is entitled to receive a minimum monthly benefit at normal retirement age. The Company also has a defined contribution plan for certain employees. Pension cost amounted to $1,801,000 in 1995 ($1,821,000 in 1994 and $1,799,000 in 1993).
The Company's funding policy is to contribute amounts sufficient to meet the requirements of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate. The assets of the Plan include insurance contracts, marketable equity securities and mutual funds.


 The funded status as of the following measurement dates were:
                                                        December 31,
                                           1995          1994          1993
 Plan assets at fair value             $31,957,000   $24,154,000   $22,212,000

 Actuarial present value of
  benefits for service
  rendered to date:
    Accumulated benefits based
    on salaries to date, including
    vested benefits of $19,835,000
    ($17,584,000 in 1994
    and $14,998,000 in 1993)            20,576,000    18,118,000    15,419,000
    Additional benefits based on
    estimated future salary levels       6,533,000     5,103,000     6,150,000

 Projected benefit obligation           27,109,000    23,221,000    21,569,000

 Plan assets in excess of
  projected benefit obligations          4,848,000       933,000       643,000
 Unrecognized net actuarial
  (gain) loss                           (2,474,000)      686,000       555,000
 Unamortized transition net asset         (932,000)     (996,000)   (1,060,000)

 Prepaid pension asset                 $ 1,442,000   $   623,000   $   138,000
-------------------------------------------------------------------------------
Net periodic pension cost included
 the following components:
  Service cost-benefits earned
   during the period                   $ 1,931,000   $ 1,930,000   $ 1,810,000
  Interest cost on projected
   benefit obligation                    1,625,000     1,510,000     1,307,000
  Actual return on plan assets          (5,635,000)       59,000    (2,173,000)
  Net amortization and deferral          3,880,000    (1,678,000)      855,000

 Net pension cost                      $ 1,801,000   $ 1,821,000   $ 1,799,000

The assumed discount rate in computing the projected benefit obligation was 7 percent, the assumed rate of compensation increase was 4 percent and the assumed long-term rate of return on plan assets was 7 percent.

Asset gains and losses are deferred in the year generated and amortized in future years over the average remaining service period of active participants.

page 24
PAGE 66 OF 90



 Note 6 - Shareholders' Equity

Changes in issued common stock, capital in excess of par value and retained earnings for the three years ended December 31, 1995, were as follows:
                                                    Capital in
                              Common Stock           excess of      Retained
                           Shares       Amount       par value      Earnings
 Balance,
 December 31, 1992       34,456,608   $3,446,000    $28,525,000   $534,116,000
 Net income                                                         66,414,000
 Exercise of stock
  options, net               62,321        6,000       2,021,000
 Restricted stock
 compensation plan, net       5,529        1,000         232,000
 Dividends declared                                                (12,431,000)
 Repurchase of
  common stock           (2,516,900)    (252,000)                  (93,938,000)
                         ------------------------------------------------------
 Balance,
 December 31, 1993        32,007,558    3,201,000    30,778,000    494,161,000
 Net income                                                         74,475,000
 Exercise of stock
  options, net                82,355        8,000     2,358,000
 Restricted stock
 compensation plan, net          316                     81,000
 Dividends declared                                                (13,880,000)
 Repurchase of
  common stock              (774,800)     (77,000)                 (29,095,000)
                         ------------------------------------------------------
 Balance,
 December 31, 1994        31,315,429     3,132,000   33,217,000    525,661,000
 Net income                                                         84,516,000
 Exercise of stock
  options, net               107,806        10,000    3,573,000
 Restricted stock
 compensation plan, net        6,446         1,000      302,000
 Dividends declared                                                (16,154,000)
 Repurchase of
  common stock              (637,000)      (64,000)                (29,474,000)
                         ------------------------------------------------------
 Balance,
 December 31, 1995        30,792,681    $3,079,000  $37,092,000   $564,549,000
                         -----------------------------------------------------

On September 12, 1995, the Board of Directors increased the shares authorized for the stock repurchase program to 8,000,000 shares from 4,000,000 shares of the Company's common stock. As of December 31, 1995, the Company has 4,071,300 shares authorized and remaining for possible repurchase.


page 25
PAGE 67 OF 90

Note 7 - Employee Stock Plans
Stock Option Plans
The Company has three active stock option plans for its key employees, the "1979 Plan," the "1982 Plan" and the "1992 Plan."
The 1979 Plan provided for awards consisting of non-qualified options for the purchase of shares of common stock at the market price at date of grant. Options granted under the 1979 Plan expire ten years from date of grant. As of December 1989, pursuant to its terms, no further grants of options were available under the 1979 plan.
The 1982 Plan permitted awards consisting of non-qualified and incentive stock options at the market price at date of grant. As of August
1992, pursuant to its terms, no further grants of options were available under the 1982 Plan.
The 1992 Plan permits awards consisting of non-qualified and incentive stock options for the purchase of up to 600,000 shares of common stock at the market price at date of grant. Options for 95,760 shares were granted in 1995 (110,340 in 1994 and 102,410 in 1993). At December
31, 1995, shares available for future options under the 1992 Plan were 246,222.
Proceeds received from the exercise of options under the plans are credited to the capital accounts in the year the options are exercised. The plans permit employees to tender shares to the Company in lieu of cash for the exercise of stock options. No amounts are charged or credited to income as a result of these plans.


The following tabulation sets forth the activity of the plans for the three years ended December 31, 1995.

                         Number of Options           Option Price Per Share
Outstanding at
 December 31, 1992          455,531                $13.79      -      $47.25
   Granted in 1993          102,410                          33.81
 Exercised in 1993          (14,673)                13.79      -       22.50
 Cancelled in 1993           (3,000)                41.75      -       47.25
------------------------------------------------------------------------------
Outstanding at
 December 31, 1993           540,268                13.79      -       47.25
   Granted in 1994           110,340                         38.50
 Exercised in 1994           (39,571)               13.79      -       22.50
 Cancelled in 1994           (17,636)               13.79      -       47.25
------------------------------------------------------------------------------
Outstanding at
 December 31, 1994           593,401                13.79      -       47.25
   Granted in 1995            95,760                         50.88
 Exercised in 1995           (63,902)               13.79      -       47.25
 Cancelled in 1995           (26,965)               33.81      -       47.25
------------------------------------------------------------------------------
Outstanding at
 December 31, 1995           598,294               $13.79      -      $50.88
------------------------------------------------------------------------------


Under the 1979 Plan, 145,045 options were exercisable at December 31,
1995 (189,358 options at December 31, 1994). Under the 1982 Plan,
95,593 options were exercisable at December 31, 1995 (89,839 options at December 31, 1994). The remaining 12,795 options become exercisable in 1996. Under the 1992 Plan, 86,409 options were exercisable at December 31, 1995 (45,916 in 1994). The remaining options become exercisable as follows: 70,189 in 1996 and 1997, 58,902 in 1998, 40,020 in 1999 and 19,152 in the year 2000.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which provides for the granting of options to eligible employees to purchase not more than an aggregate of 1,112,500 shares of common stock. Options are granted annually on July 1 and terminate one year from date of grant. The purchase price of the shares is 85 percent of the closing price on the New
York Stock Exchange of the common stock on the date of grant or exercise, whichever is lower. At December 31, 1995, options to purchase approximately 45,000 shares were outstanding. The actual number of shares issued under the plan in 1995 was 48,814 (47,177 in 1994 and 48,745 in 1993).

Restricted Stock Compensation Plan
In 1984, the Board of Directors and shareholders approved the 1984
Restricted Stock Compensation Plan, which permits awards consisting of restricted stock of up to 900,000 shares of common stock. The Plan contains various restrictions on the disposition of the shares and the shares issued are held in escrow by the Company until such time as the restrictions lapse or they are forfeited. As of December 31, 1995, 98,054 restricted shares are being held in escrow. The quoted market price of the stock at the date issued has been recorded as restricted stock compensation and is being amortized over the time required for each employee to attain normal retirement age. The amount of compensation expense recorded is not significant to the Company's financial statements.
page 26
PAGE 68 OF 90

Note 8 - Commitments and Contingencies
The Company is obligated under long-term operating leases for offices, facilities and real property. The future minimum rental payments under these leases are as follows: $1,905,000 in 1996, $1,621,000 in 1997,
$1,094,000 in

1998, $745,000 in 1999, $581,000 in 2000 and $3,832,000 thereafter.
These leases are generally subject to renewal. Rent expense for 1995 was $1,849,000 ($1,811,000 in 1994 and $1,790,000 in 1993).

Note 9 - Industry Segments


The Company is predominantly in one industry segment: training. The
Company is also engaged in product sales consisting of simulators, visual systems and other high-technology training equipment. Revenue derived from U.S. Government agencies amounted to $79,696,000 in 1995 ($75,583,000 in 1994 and $58,382,000 in 1993).

                                               Year ended December 31,
                                          1995           1994          1993
 Revenues:
       Training                      $307,051,000   $271,743,000  $244,784,000
       Product sales                   75,793,000     74,652,000    92,202,000
       Intersegment elimination (1)   (57,051,000)   (45,096,000)  (39,890,000)
           Total                     $325,793,000   $301,299,000  $297,096,000

 Contribution to operating income:
       Training                      $111,331,000   $101,236,000  $ 88,339,000
       Product sales                    5,334,000      5,749,000    12,845,000
           Total                     $116,665,000   $106,985,000  $101,184,000

 (1) Intersegment sales, all of which relate to product sales, are recorded at cost.



Training revenues are predominately earned in the United States.
Product sales to unaffiliated customers are in the following geographic areas:

                                          1995          1994          1993
      United States                   $ 9,819,000   $17,407,000   $17,674,000
      Asia                              5,483,000     7,730,000     3,742,000
      Europe                            2,606,000     3,365,000    27,030,000
      Other                               834,000     1,054,000     3,866,000
          Total                       $18,742,000   $29,556,000   $52,312,000

At December 31, 1995, the accounts receivable related to product sales were $5.3 million ($11.1 million in 1994 and $13.4 million in 1993).



The following represents the identifiable assets by segment as of December 31:

                                          1995          1994          1993
     Training                        $585,406,000  $534,668,000  $504,763,000
     Product sales                     24,324,000    36,040,000    42,531,000
     Corporate (2)                    234,705,000   222,221,000   206,640,000
         Total                       $844,435,00 0 $792,929,000  $753,934,000

 (2) Corporate assets consist primarily of cash, short-term and other investments and equipment and facilities (net).

Capital expenditures and depreciation and amortization expense relate primarily to the training industry segment of the Company and are not material with respect to product sales.


page 27
PAGE 69 OF 90

   Report of
Independent Accountants

To the Board of Directors and Shareholders of FlightSafety International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of FlightSafety
International, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
New York, New York
January 29, 1996

1995, 1994 and 1993 Selected Quarterly Financial Information (Unaudited)

   1995                  1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
 Revenues                $77,831,000   $79,394,000   $77,463,000   $91,105,000
 Income from operations   27,095,000    29,491,000    27,075,000    33,004,000
 Net income               20,164,000    20,913,000    19,355,000    24,084,000
 Net income per share       64 cents      67 cents      62 cents      78 cents
------------------------------------------------------------------------------
   1994                  1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
 Revenues                $73,246,000   $74,009,000   $70,486,000   $83,558,000
 Income from operations   23,772,000    26,496,000    22,707,000    34,010,000
 Net income               16,199,000    18,539,000    16,236,000    23,501,000
 Net income per share       51 cents      58 cents      51 cents      75 cents
------------------------------------------------------------------------------
   1993                  1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
 Revenues                $73,759,000   $78,660,000   $67,853,000   $76,824,000
 Income from operations   24,362,000    26,878,000    20,867,000    29,077,000
 Net income               17,238,000    18,505,000    11,035,000(1) 19,636,000
 Net income per share       50 cents      56 cents      34 cents(1)   61 cents
------------------------------------------------------------------------------
 (1) Due to an increase in the federal income tax rate, additional deferred taxes of $3.4 million, or 10 cents per share, were recorded in
1993 related to increased deferred income tax liabilities for temporary differences recorded prior to 1993.

page 28
PAGE 70 OF 90

FlightSafety
Training Programs

Airbus Industrie
Miami

ATR-42/72
Houston
Greater Philadelphia/Wilmington

Bell Helicopter
Fort Worth
Alliance

Boeing
Seattle
Houston
Salt Lake City
St. Louis
Long Beach
Miami
Cincinnati
Dallas
Louisville

British Aerospace/Jetstream 31
Seattle
St. Louis
Atlanta

Canadair/Challenger
Montreal
Houston

Cessna/Citation
Wichita
Long Beach
Toledo
Paris
Miami

Cessna 200/300/400 Series
Wichita
Long Beach

Dassault FalconJet
Teterboro
Paris
Houston

de Havilland
Toronto
Paris
Seattle


Embraer
Atlanta
Cincinnati
Houston
Seattle
Paris

Fairchild Metro
San Antonio
Seattle
St. Louis

Fokker 100/70
Greater Philadelphia/Wilmington
Paris

Gulfstream
Savannah
Houston
Long Beach

Gulfstream Commander
Bethany

IAI Westwind/Astra
Greater Philadelphia/Wilmington

Learjet
Wichita
Tucson
West Palm Beach

Lockheed Jetstar
Atlanta

McDonnell Douglas
Long Beach
Atlanta
St. Louis
Miami

Mitsubishi
Houston
Wichita

Mooney
San Antonio
Paris





Piper
Lakeland

Raytheon/Beech
Wichita
Toledo
Long Beach
Atlanta
Houston
Paris
Lakeland
Daleville
Dothan

Raytheon/Beech 1900
LaGuardia
Wichita

Raytheon/Hawker/125
Greater Philadelphia/Wilmington
Houston

Saab
San Antonio
St. Louis
LaGuardia

Sabreliner
St. Louis

Shorts 360
LaGuardia

Sikorsky
West Palm Beach

TBM 700
San Antonio

Maritime
Newport
Rotterdam
San Diego

page 29
PAGE 71 OF 90


FlightSafety Learning Centers

Alliance Flight Training
Academy
2250 Alliance Boulevard
Fort Worth, Texas 76177
toll free (800) 791-1414
tel (817) 491-9699
fax (817) 491-4002

Atlanta Learning Center
1804 Hyannis Court
College Park, Georgia 30337
toll free (800) 889-7916
tel (770) 991-6064
fax (770) 991-5959

Bethany Learning Center
Wiley Post Airport
7310 N.W. 50th Street
P.O. Box 1640
Bethany, Oklahoma 73008
tel (405) 495-6400
fax (405) 495-6404

Cincinnati Airline
Learning Center
1600 Dolwick Drive
Erlanger, Kentucky 41018
tel (606) 283-2345
fax (606) 283-2362

Daleville Learning Center
600 Industrial Boulevard
Daleville, Alabama 36322
tel (334) 598-4485
fax (334) 598-4488

Dallas Airline
Learning Center
2201 West Airfield Drive
P.O. Box 612786
DFW Airport, Texas 75261
tel (214) 574-7001
fax (214) 574-7003

Dothan Learning Center
600 FlightSafety Drive
Dothan, Alabama 36303
tel (334) 983-5652
fax (334) 983-1393





Flight Safety Academy
Vero Beach Municipal Airport
2805 Airport Drive
Vero Beach, Florida 32961
toll free (800) 800-1411
tel  (407) 567-5178
fax (407) 567-5228
Airline Ab Initio & Transition
tel (407) 778-4992
fax (407) 778-6496

Fort Worth Learning Center
9601 Trinity Boulevard
Fort Worth, Texas 76053
toll free (800) 379-7413
tel (817) 282-2557
fax (817) 282-8543

Greater Philadelphia/
Wilmington Learning Center
New Castle County Airport
155 N. Dupont Highway
New Castle, Delaware 19720
toll free (800) 733-7548
tel (302) 328-7548
fax (302) 322-6664

Houston Learning Center
William  P. Hobby Airport
7525 Fauna Street
Houston, Texas 77061
toll free (800) 927-1521
tel (713) 644-1521
fax (713) 644-2118

LaGuardia Airline
Learning Center
Marine Air Terminal
LaGuardia Airport
Flushing, New York 11371
toll free (800) 877-5343
tel (718) 565-4170
fax (718) 565-4174











Lakeland Flight Academy
Lakeland Airport
2949 Airside Center Drive
Lakeland, Florida 33811
toll free (800) 726-5037
tel (941) 646-5037
fax (941) 644-6211

Long Beach Learning Center   Long Beach Municipal Airport
4330 Donald Douglas Drive
Long Beach, California 90808
toll free (800) 487-7670
tel  Corp. Sched. (310) 420-7670
fax (310) 429-1226

Louisville Airline
Learning Center
4528 Bishop Lane
Louisville, Kentucky 40218
tel (502) 456-0958
fax (502) 456-0848

Miami Airline Learning Center
4800 N.W. 36th Street
Miami, Florida 33122
P.O.Box 661198
Miami, Florida 33266-1198
tel (305) 871-8625
fax (305) 871-8659

Montreal Learning Center
9555 Ryan Avenue
Dorval, Quebec
Canada H9P 1A2
tel (514) 631-2084
fax (514) 631-2263

Paris Learning Center
BP 25, Zone d'Aviation d'Affaires
Bldg. 404
Aeroport du Bourget
93352 Le Bourget CEDEX
France
tel  +33 (1) 49-92-19-19
fax +33 (1) 49-92-18-92

page 30
PAGE 72 OF 90





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

St. Louis Airline
Learning Center
4619 Le Bourget Drive
St. Louis, Missouri 63134-0888
toll free (800) 258-4351
tel (314) 426-6160
fax (314) 426-2834

Salt Lake City Airline
Learning Center
201 North 2200 West
Salt Lake City, Utah 84116
tel (801) 355-3901
fax (801) 355-3801

San Antonio Airline
Learning Center
San Antonio International Airport
9027 Airport Boulevard
San Antonio, Texas 78216
toll free (800) 889-7917
tel (210) 826-6358
fax (210) 826-4008

Savannah Learning Center
Travis Field
P.O. Box 2307
Savannah, Georgia 31402
toll free (800) 625-9369
tel (912) 964-6421
fax (912) 964-6430

Seattle Airline
Learning Center
1505 South 192nd St.
Seattle, Washington 98148
tel (206) 243-9081
fax (206) 243-0357






Teterboro Learning Center   Teterboro Airport
100 Moonachie Avenue
Moonachie, New Jersey 07074
toll free (800) 827-8058
tel (201) 939-1810
fax (201) 939-7341

Toledo Learning Center
Toledo Express Airport
11600 West Airport Service Road
Swanton, Ohio 43558
toll free (800) 497-4023
tel (419) 865-0551
fax (419) 865-0754

Toronto Airline
Learning Center
95 Garratt Boulevard
Downsview, Ontario
Canada M3K 2A5
tel (416) 638-9313
fax (416) 638-3348

Tucson Learning Center
Tucson International Airport
1071 E. Aero Park Boulevard
Tucson, Arizona 85706
toll free (800) 203-5627
tel (602) 889-9538
fax (602) 889-9619

West Palm Beach
Learning Center
Palm Beach International Airport
3887 Southern Boulevard
West Palm Beach, Florida 33406
toll free (800) 769-6763
tel (407) 686-7677
fax (407) 689-7719

Wichita (Raytheon)
Learning Center
9720 E. Central Avenue
Wichita, Kansas 67206
toll free (800) 488-3747
tel (316) 685-4949
fax (316) 685-2476





Wichita (Raytheon)
Maintenance Learning Center
9525 E. Central Avenue
Wichita, Kansas 67206
toll free (800) 808-0976
tel (316) 685-5510
fax (316) 685-2448

Wichita (Cessna)
Learning Center
1951 Airport Road
Wichita, Kansas 67209
toll free (800) 227-5656
tel (316) 943-2140
fax (316) 943-1017

Wichita (Cessna) Maintenance
Learning Center
1962 Midfield Road
Wichita, Kansas 67209
toll free (800) 491-9796
tel (316) 945-0123
fax (316) 945-0161

Wichita (Citation)
Learning Center
1851 Airport Road
Wichita, Kansas 67209
toll free (800) 488-3214
tel (316) 943-3214
fax (316) 943-7651

Wichita (Learjet)
Learning Center
2 Learjet Way
Wichita, Kansas 67209
toll free (800) 491-9807
tel (316) 943-3394
fax (316) 943-0314

page 31
PAGE 73 OF 90


              FlightSafety
Headquarters, Divisions and Subsidiaries

MarineSafety International

Newport Learning Center
344 Aquidneck Road
Middletown, Rhode Island 02482
tel (401) 849-0222
fax (401) 849-9264

San Diego Learning Center
P. O. Box 368002
San Diego, California 92136
tel (619) 231-3333
fax (619) 231-2062

MarineSafety Rotterdam B.V.
Wilhelminakade 701
P. O. Box 51290
3007 GG Rotterdam
The Netherlands
tel +31-10-486-6654
fax +31-10-484-6071










Instructional Systems Division
8900 Trinity Boulevard
Hurst, Texas 76053
tel (817) 595-5450
fax (817) 595-5479

Simulation Systems Division
2700 North Hemlock Circle
Broken Arrow, Oklahoma 74012
tel (918) 251-0500
fax (918) 251-5597

Training Systems Division
1155 South Semoran Boulevard
Suite 1121
Winter Park, Florida 32792
toll free (800) 829-4992
tel (407) 657-6100
fax (407) 657-0207

Visual Simulation Systems Division
5695 Campus Parkway
St. Louis, Missouri 63042
tel (314) 551-8400
fax (314) 551-8444

FlightSafety Services
Corporation
10184 West Belleview Avenue, Suite 300
Littleton, Colorado 80127
tel (303) 932-3680
fax (303) 932-3699


Washington Office
300 Metropolitan Square
655 Fifteenth Street, N.W.
Washington, D.C. 20005
tel (202) 639-4066
fax (202) 638-2670

Corporate Headquarters
FlightSafety International
Marine Air Terminal
LaGuardia Airport
Flushing, New York 11371
toll free (800) 877-5343
tel (718) 565-4100
fax (718) 565-4134

page 32
PAGE 74 OF 90

       FlightSafety
Board of Directors and Officers

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

Kenneth W. Motschwiller
Vice President-Treasurer

James S. Waugh
Vice President-Marketing

Mario D'Angelo
Controller

Peter P. Mullen
Secretary
Partner, Skadden, Arps, Slate, Meagher & Flom






Registrar and Transfer Agent:
American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005

Annual Meeting:
The Annual Meeting of Shareholders is scheduled for 4 p.m., Wednesday,
April 24, 1996 at the corporate headquarters, Marine Air Terminal,
LaGuardia Airport, Flushing, New York 11371

Form 10-K:
Form 10-K report to the Securities and Exchange Commission will be made available to interested persons upon written request to the Treasurer of the Corporation.

Corporate Brochure:
A brochure on the Company and its services will be gladly provided upon request. Please contact the office of the Treasurer.

PAGE 75 OF 90


Marine Air Terminal
LaGuardia Airport
Flushing, New York 11371
tel 718 565 4100
fax 718 565 4134
An equal opportunity employer

PAGE 76 OF 90
                          FlightSafety International
                                    [Logo]

                   NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

    NOTICE IS HEREBY GIVEN that the Annual Meeting of Shareholders of
FlightSafety International, Inc., a New York corporation (the 'Company'), will be held at the offices of the Company, Marine Air Terminal, La Guardia
Airport, Flushing, New York 11371, on Wednesday, April 24, 1996, at 4:00 P.M.,
New York City time (with any adjournment or postponement thereof, the 'Meeting'), for the following purposes:

        1. To elect a Board of six Directors, each to serve until the next
    Annual Meeting and until his successor shall have been duly elected and qualified;

        2. To ratify and approve the appointment by the Board of Directors of Price Waterhouse LLP as independent accountants for the Company for the year ending December 31, 1996; and

        3. To transact such other business as may properly come before the Meeting.

    The Board of Directors has fixed the close of business on March 11, 1996 as the record date for the determination of shareholders entitled to notice of and to vote at the Meeting.

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

Flushing, New York
March 22, 1996

PAGE 77 OF 90


                       FLIGHTSAFETY INTERNATIONAL, INC.
                               PROXY STATEMENT
                        ANNUAL MEETING OF SHAREHOLDERS

    This Proxy Statement is furnished in connection with the solicitation of proxies by the Board of Directors of FlightSafety International, Inc., a New
York corporation (the 'Company'), to be used at the Annual Meeting of Shareholders of the Company which is scheduled to be held at the principal executive offices of the Company, Marine Air Terminal, La Guardia Airport,
Flushing, New York 11371, on Wednesday, April 24, 1996, at 4:00 P.M., New York
City time, and any adjournment or postponement thereof (the 'Meeting'). This proxy statement, the accompanying notice and the enclosed proxy card are first being mailed to shareholders on or about March 22, 1996.

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

    Shares represented by properly executed proxies received by the Company in time for the Meeting will be voted in accordance with the instructions given therein. If no instructions are specified in a proxy, the shares represented by that proxy will be voted 'For' the election of all six nominees for the Board of Directors and 'For' the ratification and approval of Price Waterhouse
LLP as independent accountants for the Company for the year ending December
31, 1996.

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

    The Board of Directors has fixed the close of business on March 11, 1996 as the record date for the Meeting. Accordingly, only shareholders of record of the Company's Common Stock at the close of business on such date will be entitled to notice of and to vote at the Meeting. On that date, there were issued and outstanding 30,662,772 shares of the Company's Common Stock.

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

PAGE 78 OF 90

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

                                                                    Year First
              Positions with the Company, Principal                  Elected
                Occupation and Other Directorships           Age     Director

           --------------------------------------------    -------  ---------
George B. Beitzel ......
            Retired (March 1987); prior thereto, Senior       67        1974
            Vice President and Director, International
            Business Machines Corporation, an
            information handling systems, equipment
            and services company. Mr. Beitzel is
            Chairman of the Colonial Williamsburg
            Foundation and a director of Bankers Trust
            Company, Caliber System, Inc., Computer
            Task Group, Inc., Phillips Petroleum
            Company, Rohm and Haas Company, and Xillix
            Technologies Corp. Mr. Beitzel is also
            Chairman Emeritus of Amherst College.
Edward E. Hood, Jr. ......
            Retired (February 1993); prior thereto, Vice      65        1991
            Chairman, Executive Officer and Director,
            General Electric Company, a diversified
            technology, manufacturing and services
            company. Mr. Hood is a director of
            Lockheed Martin Corp., Gerber Scientific,
            Inc. and Lincoln Electric Company and is
            also Chairman Emeritus of the Board of
            Trustees of Rensselaer Polytechnic
            Institute and a Trustee of North Carolina
            State University.
Charles R. Longsworth.....
            Chairman Emeritus, Colonial Williamsburg          66        1985
            Foundation, museum, education, hotel and
            restaurant services. Mr. Longsworth is a
            director of Public Radio International,
            Caliber System, Inc., Crestar Financial
            Corporation, Houghton Mifflin Company,
            Inc., Saul Centers, Inc. and Virginia
            Eastern Shore Corporation and is also
            Chairman of the Board of Trustees of
            Amherst College.
John A. Morgan............
            Partner, Morgan Lewis Githens & Ahn,              65        1961
            investment bankers. Mr. Morgan is a
            director of Masco Corporation, Masco
            Industries, Inc., McDermott International,
            Inc. and Tri Mas Corporation.
Albert L. Ueltschi........
            Chairman of the Board of Directors and            78        1951
            President of the Company.
Bruce N. Whitman..........
            Executive Vice President of the Company.          62        1962


                                      2

PAGE 79 OF 90

Committees, Meetings and Compensation of the Board of Directors

    The Board of Directors held two special and four regular meetings during 1995. Each director attended at least 75 percent of the aggregate number of meetings of the Board and Committees of the Board of which he was a member, except for Mr. Longsworth.

    The Company's Board of Directors has a standing Audit Committee, Executive
Committee, Nominating Committee, Compensation Committee and Employee Stock
Purchase Plan Committee. The Audit Committee is composed of Messrs. Morgan
(Chairman), Beitzel, Hood and Longsworth and recommends to the Board of Directors the accounting firm to be appointed as independent accountants for the Company; reviews with the Company's management and independent accountants the Company's annual operating results; and reviews with the Company's independent accountants the scope and results of the audit and the adequacy of the Company's internal accounting procedures and systems. The Audit Committee met twice during 1995.

    The Executive Committee is composed of Messrs. Ueltschi (Chairman),
Beitzel, Morgan and Whitman, and is authorized to exercise all of the powers and authority of the Board except those powers reserved to the Board of Directors by law, the Company's Certificate of Incorporation or By-laws, or by resolution of the Board of Directors. The Executive Committee did not meet during 1995.

    The Nominating Committee consists of Messrs. Ueltschi (Chairman), Beitzel,
Morgan and Whitman, and considers and makes recommendations to the Board of Directors of the names of persons to be nominated for election as directors by the shareholders of the Company, and also those to be elected by the Board to fill vacancies that may arise between annual meetings of the shareholders of the Company. The Nominating Committee will consider nominees recommended by the Company's shareholders. Any such recommendations should be mailed to the Nominating Committee, at the Company's address, and should include the name, address and a statement of qualifications of each nominee as well as the signed consent of such person to serve if nominated and elected. The
Nominating Committee did not meet during 1995.

    The Compensation Committee consists of Messrs. Beitzel (Chairman), Hood and Morgan and considers and makes recommendations to the Board of Directors on matters relating to the cash compensation of employees of the Company, including, with respect to executive officers, salaries and bonuses. The
Compensation Committee also administers the Company's 1979 Stock Option Plan,
1982 Incentive Stock Option Plan, 1984 Restricted Stock Compensation Plan and
1992 Stock Option Plan. The Compensation Committee met three times during
1995.

    Members of the Board of Directors, who are not employees of the Company, currently receive an annual retainer of $22,000 and are paid $500 per Board or Committee meeting attended (other than Committee meetings held on the same day as a Board meeting). Such directors are reimbursed for expenses they incur in attending such meetings. Members of the Board of Directors who are employees of the Company do not receive additional compensation for serving in such capacity. The Company also maintains a deferred compensation plan for outside directors, which enables a director to defer payment of his fees in cash and stock equivalent units until he leaves the Board.

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

                                      3


PAGE 80 OF 90

    The Company maintains directors and officers liability insurance which insures directors and officers of the Company and its subsidiaries against certain liabilities incurred by them while serving in such capacities, and reimburses the Company for certain indemnification payments made by the Company to directors and officers of the Company and its subsidiaries. This policy extends through August 15, 1996 at a premium of $106,800 per year. No claims have been made under this policy.

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth on the following table is furnished as of March
11, 1996 with respect to any person (including any 'group' as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended
(the 'Exchange Act')), who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, as to those shares beneficially owned by each of the Company's directors, each of the Company's executive officers named in the Summary Compensation Table (see page 8) and all directors and executive officers of the Company as a group.

                                           Number of Shares
                                           Beneficially         Percent of
                                               Owned             Outstanding
                                           as of March 11,       Common Stock
             Name of Beneficial Owner           1996        as of March 11, 1996
---------------------------------------   ----------------  -------------------
Directors
    Albert L. Ueltschi(1)..............      9,612,483(2)             31.3%
    George B. Beitzel..................          3,292(3)                *
    Edward E. Hood, Jr. ...............          1,000                   *
    Charles R. Longsworth..............          1,025                   *
    John A. Morgan.....................        118,885                   *
    Bruce N. Whitman(4)................        267,436(5)                *
Executive Officers
    Kenneth W. Motschwiller............         27,301(5)(6)             *
    James S. Waugh.....................         32,386(5)                *
    Dennis Gulasy......................         35,131(5)(7)
Directors and Executive Officers as a
    group (11 persons).................     10,160,711(5)             33.1%
FMR Corp.(8)...........................      3,267,000(8)             10.6%
Putnam Investments, Inc.(9).......... .      2,474,046(9)              8.1%

---------

*  Indicates beneficial ownership of less than 1% of the shares of Common
   Stock outstanding on such date.

(1) The address for Mr. Ueltschi is Marine Air Terminal, La Guardia Airport,
    Flushing, NY 11371. Mr. Ueltschi is also the President of the Company.

(2) Includes 9,611,983 shares held pursuant to a revocable trust for which Mr.
    Ueltschi is the sole beneficiary during his lifetime and 500 shares held pursuant to a partnership. Does not include approximately 1,451,000 shares beneficially owned by various members of Mr. Ueltschi's family, in respect of which Mr. Ueltschi disclaims beneficial ownership.

(3) Does not include 275 shares beneficially owned by Mr. Beitzel's spouse, in respect of which Mr. Beitzel disclaims beneficial ownership.

(4) Mr. Whitman is also Executive Vice President of the Company.

(5) Includes shares which the executive officer has the right to acquire within 60 days through the exercise of stock options granted under the Company's stock option plans. These amounts are as follows: Mr. Whitman, 21,794 shares; Mr. Motschwiller, 20,523 shares; Mr. Waugh, 21,125 shares;
    Mr. Gulasy, 23,349 shares; and all directors and executive officers as a group, 97,129 shares.

(6) Includes 1,234 shares held by Mr. Motschwiller as custodian for his minor children.

(7) Does not include 1,182 shares beneficially owned by Mr. Gulasy's spouse, in respect of which Mr. Gulasy disclaims beneficial ownership.

(8) FMR Corp.'s address is: 82 Devonshire Street, Boston, MA 02109. FMR Corp.
    is a holding company and its subsidiary, Fidelity Management & Research
    Company, has certain investment managers who are considered beneficial owners of the Company's common stock, which stock was acquired for investment purposes by such investment managers for certain of their advisory clients. This

                                      4


PAGE 81 OF 90
    represents the number of shares owned as of December 31, 1995 as indicated in a Schedule 13G filed by FMR with the SEC on January 10, 1996. FMR has sole power to vote or to direct the vote for 211,200 shares and has sole power to dispose or direct the disposition of all the shares.

(9) Putnam Investment, Inc.'s address is: One Post Office Square, Boston, MA
    02109. Putnam Investment, Inc. is a wholly-owned subsidiary of Marsh and McLennan. Putnam Investment, Inc.'s subsidiaries, Putnam Investment
    Management, Inc. and The Putnam Advisory Company, Inc., have certain investment managers who are considered beneficial owners of the Company's common stock, which stock was acquired for investment purposes by such investment managers for certain of their advisory clients. This represents the number of shares owned as of December 31, 1995 as indicated in a
    Schedule 13G filed by Putnam Investment, Inc. with the Securities and
    Exchange Commission (SEC) on January 15, 1996. Putnam has shared power to vote or to direct the vote for 30,753 shares and has shared power to dispose or to direct the disposition of all the shares.



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

                                                                        Years
                                                                       Position
                                                                         With
     Name                      Age       Position Held                  Company
-------------------------   --------     -------------------         -----------

Albert L. Ueltschi........          78   President and
                                             Chairman of the Board      45 years
Bruce N. Whitman..........          62   Executive Vice President       34 years
Elmer G. Gleske...........          65   Vice President --
                                             Government Affairs         19 years
Dennis Gulasy(1)..........          53   Vice President --
                                             Simulation Systems          4 years
Kenneth W. Motschwiller(2)          39   Vice President --
                                             Treasurer                   5 years
James S. Waugh............          48   Vice President --
                                             Marketing                  16 years
Mario D'Angelo(3).........          43   Controller                      5 years
---------

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


                            EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

    Overall Compensation Policy. The Compensation Committee of the Board of
Directors has three members, all of whom are non-employee directors. Each member of the Committee is a 'disinterested director' within the meaning of Rule 16b-3 under the Exchange Act. As noted earlier in this proxy statement, the Committee is responsible for considering matters relating to the annual cash compensation for the Company's executive officers (including the named executive officers) and administering the Company's stock-based employee benefit plans.

    The Company's executive compensation program has been designed to (i) provide compensation comparable to that offered by other companies of similar size (which are in the geographic area of the Company's headquarters and the Standard and Poor's Specialized Services Index, which is used in the

                                      5

PAGE 82 OF 90

stock performance graph presented below), thereby allowing the Company to attract and retain highly qualified executives, (ii) motivate these executives to achieve the goals inherent in the Company's business strategy, (iii) align the interests of these executives with the long-term interests of the Company's shareholders through stock-based employee benefit plans, (iv) provide a compensation package that recognizes individual contributions as well as overall Company performance and (v) be cost effective. A basic tenet of the compensation philosophy of the program is that a substantial portion of each executive officer's annual compensation relates to and must be contingent upon the performance of the Company, as well as the individual contributions of such executive. The Committee believes that the cash compensation of the executive officers, consisting of their annual base salary and annual bonus, are below the median ranges of such items paid by companies of comparable size in the Company's geographic area and with other companies in the Standard and Poor's Specialized Services Index.

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

    Within this framework, in making its recommendations to the Board for 1995 annual salary adjustments, the Compensation Committee decided that there would be no salary increase for any of the executive officers of the Company for 1995 because the executive officers had received significant increases in their annual salaries in 1994.

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

    Annual bonus awards are determined as a percentage (the 'Performance
Percentage') of the applicable bonus base of the executive officer's annual salary (the 'Bonus Base'). Bonus Bases have historically ranged between 25 percent to 60 percent. In determining the Bonus Base for a particular executive officer, the Compensation Committee considers, among other things, the length of employment, current responsibilities, individual contributions and past bonus history for such executive. In determining the applicable
Performance Percentage, the Compensation Committee considers the Company's overall performance for the year, including the earnings for the year and for prior years (taking into account general economic conditions and the performance of relevant sectors of the economy). In order to foster a team approach among senior management, the Performance Percentage normally does not vary greatly as between individual executive officers. Performance Percentages usually range from 75 percent to 150 percent.

    In making its determinations of annual bonus awards in respect of 1995, the Compensation Committee focused on, among other things, the Company's 13 percent increase in training revenues and a 15 percent increase in net income per share in 1995 as compared to 1994. The Compensation Committee also reviewed the total cash compensation of the executive officers in view of a third-party consultant survey prepared during 1995 of comparable companies and determined that the Company's executive officers' total cash compensation was below the median ranges of comparable companies' cash

                                      6
PAGE 83 OF 90

compensation levels. The Bonus Bases were increased for each executive officer due to the above factors. The Performance Percentages were essentially the same for each executive officer in order to foster a team approach. Mr.
Ueltschi's 1995 annual bonus was higher than in 1994 due to the factors indicated earlier, primarily his relative compensation as indicated in the survey.

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

    Under the Company's 1992 Stock Option Plan, stock options to purchase
95,760 shares were granted in December 1995 to key employees of the Company
(including certain named executive officers). Such options were granted with an exercise price equal to the closing market price of the Company's Common
Stock on the date of grant, become exercisable in 20 percent increments on the first five anniversaries of the date of grant and expire 10 years after the date of grant.

    The Compensation Committee, in considering award levels, granted to certain named executive officers, options to purchase a number of shares of the Company's Common Stock, based on the closing market price of the Company's
Common Stock on the date of grant, equal to twice such executive officer's
1995 base salary except for Mr. Gulasy, where his base salary was utilized.
This formula was utilized to increasingly link executive officers' total compensation to a greater extent to shareholder return. The number of options previously awarded to the executive officers also was considered.

    Under the Company's 1984 Restricted Stock Plan, restricted shares were awarded in July 1995 to key employees of the Company (including the named executive officers). Shares of restricted stock generally vest upon normal retirement, death or total disability. Recipients of restricted stock awards are entitled to receive dividends on such shares as of the date of the award.
The Compensation Committee, in recommending to the Board the 1995 restricted stock awards for executive officers, recommended that each of the executive officers participating in the restricted stock program be awarded a number of shares of restricted stock equal in value, based on the closing market price of the Company's Common Stock on the date of grant, to 10 percent of such executive's 1995 base salary, which is the percentage that has been used for all employees in this program since 1986.

    Due to his significant stock ownership in the Company, Mr. Ueltschi does not participate in any of the Company's stock-based employee benefit programs.

    Although federal income tax laws limit the deductibility of executive officer compensation if the compensation is above certain levels, the Compensation Committee believes that these laws will not impact the Company's tax deduction in 1995.

                                          Compensation Committee
                                          George B. Beitzel, Chairman
                                          Edward E. Hood, Jr.
                                          John A. Morgan

                                      7
PAGE 84 OF 90


Summary Compensation Table

    The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the chief executive officer of the Company and the four other most highly compensated executive officers of the Company at the end of 1995.

                          SUMMARY COMPENSATION TABLE

                                                 Long-Term
                                 Annual      Compensation Awards
                               Compensation  -------------------      All Other
                            ----------------                            Compen-
                               Base              Restricted    Stock   ation($)
                      Year    Salary    Bonus     Stock($)    Options
                                (1)      (2)        (3)         (#)       (4)
                      ----  ---------  ---------  --------    ------   --------
Albert L. Ueltschi(5)
 President and Chair- 1995  $ 250,000  $ 200,000     --        --      $  1,738
 man of the Board     1994  $ 250,000  $ 150,000     --        --      $  1,584
                      1993  $ 220,000  $ 118,800     --        --      $  2,257
Bruce N. Whitman
 Executive Vice       1995  $ 210,000  $ 147,000  $  21,000    8,260   $ 10,920
 President and        1994  $ 210,000  $ 126,000  $  21,000   10,910   $  9,277
 Director             1993  $ 190,000  $ 102,600  $  19,000   11,240   $ 11,614
Kenneth W. Motschwiller
 Vice President --    1995  $ 130,000  $ 110,500  $  13,000    5,110   $  2,066
 Treasurer            1994  $ 130,000  $ 101,400  $  13,000    6,750   $  2,120
                      1993  $ 103,000  $  68,000  $  10,300    6,090   $  2,507
James S. Waugh
 Vice President --    1995  $ 130,000  $ 110,500  $  13,000    5,110   $  3,676
 Marketing            1994  $ 130,000  $  78,000  $  13,000    6,750   $  3,771
                      1993  $ 108,000  $  58,300  $  10,800    6,390   $  4,729
Dennis Gulasy
 Vice President --    1995  $ 135,000  $  72,900  $  13,500    2,650   $  3,023
 Simulation           1994  $ 135,000  $  48,600  $  13,500     --     $  2,925
  Systems             1993  $ 110,000  $  72,600  $  11,000    6,520   $  3,493

---------

(1) The amounts shown in this column include amounts deferred pursuant to the Company's 401(k) plan. There are no Company funds contributed to this plan.

(2) Annual bonus includes amounts awarded in March of the following year. Such bonuses are normally paid two-thirds upon award and, subject to certain conditions, one-third on the first business day of the following year.

(3) The amounts shown in this column represent the market value of the restricted stock awarded and were calculated by multiplying the closing market price of the Company's Common Stock on the date of award by the number of shares awarded. Shares of restricted stock generally vest upon normal retirement, death or total disability. Recipients of restricted stock awards are entitled to receive dividends on such shares as of the date of the award. As of December 31, 1995, the number and value of the aggregate restricted stock holdings of each of the named executive officers was as follows: Mr. Ueltschi, 0 shares; Mr. Whitman, 7,992 shares
    ($324,700); Mr. Motschwiller, 3,644 shares ($148,000); Mr. Waugh, 4,765 shares ($193,600) and Mr. Gulasy, 3,987 shares ($162,000).

(4) The amounts shown in this column represent (i) above-market interest in excess of 120 percent of the applicable federal long-term rate which was credited to the executive officer's 1986 deferred income account which amounts for 1995 were: Mr. Ueltschi, $1,519; Mr. Whitman, $10,701; Mr.
    Motschwiller, $1,847; Mr. Waugh, $3,457; and Mr. Gulasy, $2,804; and (ii) the dollar value of group term life insurance premiums of $219 paid by the Company for each of the named executive officers. Subject to certain eligibility requirements, the Company's group term life insurance is available to all employees of the Company.

(5) Mr. Ueltschi does not participate in the Company's restricted stock or stock option programs.


                                      8
PAGE 85 OF 90


 Stock Option Grants Table

    The following tables summarize stock options granted during 1995 to the named executive officers of the Company.


                         Stock Option Grants In 1995
                                                         Potential Realizable
                                                           Value at Assumed
                                                         Annual Rates of Stock
                      Percentage of                        Price Appreciation
                      Total Options                         for Option-Term
              Stock     Granted to    Exercise  Expir-    Compounded Annually
Executive    Options  All Employees    Price    ation     -------------------
Officer      Granted     in 1995     ($/Share)   Date          5%        10%
  (1)          (2)         (3)
---------    -------  -------------  ---------  --------  --------------------
Bruce N. Whitman...
                8,260       8.6%     $   50.88  12/13/05   $ 264,300 $ 669,700
Kenneth W.
Motschwiller.......
                5,110       5.3%     $   50.88  12/13/05   $ 163,500 $ 414,300
James S. Waugh.....
                5,110       5.3%     $   50.88  12/13/05   $ 163,500 $ 414,300
Dennis Gulasy......
                2,650       2.8%     $   50.88  12/13/05   $  84,800 $ 214,900

---------

(1) Mr. Ueltschi does not participate in the Company's stock option programs.

(2) The options become exercisable to purchase shares of the Company's Common
    Stock at the fair market value of such stock on the date of grant in 20 percent increments on the first five anniversaries of the date of the grant and expire ten years from date of grant.

(3) The Company granted stock options for an aggregate of 95,760 shares to its employees in 1995.


Stock Option Exercises and Year-End Value Table

    The following table summarizes the exercise of stock options by the named executive officers and the value of stock options held by such executives as of the end of 1995.


                AGGREGATED STOCK OPTION EXERCISES IN 1995 AND
                    VALUE OF STOCK OPTIONS AT END OF 1995

                                       # of Unexercised   Value of Unexercised
                                      Options at End of   In-the-Money Options
                                             1995        at End of Fiscal 1995
                 Acquired             ------------------ ---------------------
Executive           On      Value     Exerci-   Unexer-    Exerci-      Unexer-
Officer(1)       Exercise  Realized    sable    cisable     sable       cisable
---------------  --------  --------   -------   -------    -------      -------
Bruce N. Whitman...
                   - 0 -  $ - 0 -      21,794   26,315   $ 190,600    $ 230,200
Kenneth W.
Motschwiller.......
                   - 0 -  $ - 0 -      20,523   15,797   $ 376,200    $ 134,000
James S. Waugh.....
                   - 0 -  $ - 0 -      21,125   15,806   $ 456,200    $ 136,000
Dennis Gulasy......
                   - 0 -  $ - 0 -      23,349    8,250   $ 503,000    $  75,200

---------

(1) Mr. Ueltschi does not participate in the Company's stock option programs.

(2) Value based on closing market price of the Company's Common Stock at December 31, 1995, minus the exercise price, multiplied by the applicable number of options.

Pension Plan

    The Company maintains a defined benefit pension plan (the 'Pension Plan') which covers substantially all of its employees and those of its North
American subsidiaries, excluding employees of the Company's subsidiary, FlightSafety Services Corporation (who participate in such subsidiary's defined contribution plan). Full-time employees are eligible to participate in the Pension Plan on the December 31st or June 30th coincident with or next following such employee's 21st birthday and the completion of one year of service. The normal retirement benefit provided by the Pension Plan is (i) the benefit accrued by the participant to December 30, 1989, plus .75% of average monthly compensation, excluding overtime, multiplied by the participant's total number of credited years of service up to 35 less

                                      9
PAGE 86 OF 90

credited service prior to December 31, 1989, plus (ii) .75% of such average monthly compensation in excess of a specified level of compensation tied to social security benefits multiplied by the participant's total number of years of credited service up to 35 less credited service prior to December 31, 1989.
When an employee has completed five years of service with the Company or has attained age 55, the employee becomes 100% vested under the Pension Plan.
Normal retirement age under the Pension Plan is 65 and five years of participation, although early retirement benefits are available. For the named executive officers, the projected annual benefits under the Pension Plan, assuming (i) retirement at normal retirement age or deferred retirement and
(ii) current salary levels, are as follows: Mr. Ueltschi, $67,300; Mr.
Whitman, $43,900; Mr. Motschwiller, $59,200; Mr. Waugh, $54,000 and Mr.
Gulasy, $39,900.

    Severance Agreements. On December 2, 1994, the Compensation Committee of the Board of Directors authorized the entering into severance agreements with each individual named in the Summary Compensation Table (each such person being an executive officer) except for Mr. Ueltschi. The Company believes that these severance agreements are in the best interest of the shareholders in order to insure that, in case of a change in control event, the Company will have continuity of management and independent judgment will be exercised by the executives to maximize shareholder value. The severance agreements continue through December 31, 1996 and are automatically extended in one-year increments unless the Company has given prior notice of termination to the executive.

    In the event, that following a 'Change in Control', employment is terminated by the executive officer for 'Good Reason' or the employee is involuntarily terminated by the Company other than for 'Cause' (as those terms are defined in the severance agreements), the severance agreements generally provide for: (a) a lump sum cash payment equal to the sum of three times (i) the annual base salary and (ii) the amount of bonus compensation for the year preceding the year in which the date of termination occurs; (b) a cash payment for each outstanding option equal to the amount of the higher of the closing price for shares of the Company's Common Stock or the price actually paid in connection with any Change in Control over the per share exercise price of each such option held by the executive officer (whether or not then fully exercisable), times the number of shares covered by each such option; (c) a lapse of restrictions on all shares of restricted stock; and (d) life, disability, and health insurance benefits for a period of 36 months. Benefits under the severance agreements are limited to the extent they would result in the disallowance of a deduction to the Company under the Parachute payment provisions of Section 280G of the Internal Revenue Code.

                                      10

PAGE 87 OF 90

Five-Year Stock Performance Graph

    The annual changes for the five-year period shown in the following graph are based on the assumption that $100 had been invested in the Company's
Common Stock and each index on December 31, 1990, and that all dividends were reinvested. The total cumulative dollar return shown on the graph represents the value (to the nearest dollar) that such investments would have had on December 31, 1995.

    The stock performance graph in the proxy statement uses the following indexes, return values and coordinates:


                                  [GRAPH]


                    APPOINTMENT OF INDEPENDENT ACCOUNTANTS

    The Board of Directors of the Company, on the recommendation of the Audit
Committee, has appointed Price Waterhouse LLP ('Price Waterhouse') as independent accountants for the Company for the year ending December 31, 1996, subject to ratification by the shareholders of the Company. Price Waterhouse has served as independent accountants for the Company since 1955. The Board of Directors believes that the retention of the services of Price Waterhouse is in the best interests of the Company's shareholders and recommends that shareholders approve their appointment. Representatives of Price Waterhouse are expected to attend the Meeting and will have an opportunity to make a statement, if they desire to do so, and to respond to questions from the Company's shareholders.

    A majority of the votes cast at the Meeting is required to ratify the appointment of Price Waterhouse as independent accountants for the Company for the year ending December 31, 1996. Under applicable New York law, in determining whether this proposal has received the requisite number of affirmative votes, abstentions and broker non-votes will be disregarded and will have no effect on the outcome of the vote. Unless a contrary instruction is indicated, a properly executed and returned proxy will be voted FOR the ratification and approval of Price Waterhouse as independent accountants for the Company for the year ending December 31, 1996.

                                      11


PAGE 88 OF 90

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

    Based solely on the Company's review of the copies of such reports it has received, and written representations from certain reporting persons that they were not required to file a Form 5 for 1995, the Company believes that all officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them with respect to transactions in the Company's
Common Stock during 1995.

                            SHAREHOLDER PROPOSALS

    Under the rules of the SEC, proposals which shareholders of the Company intend to present at next year's annual meeting of shareholders must be received, in order to be considered at such meeting, by the Secretary of the Company, at the Company's principal executive offices located at Marine Air
Terminal, La Guardia Airport, Flushing, New York 11371, no later than the close of business on November 30, 1996. Shareholder proposals received after that date will not be included in the Company's proxy statement or form of proxy prepared in connection with such meeting.

                            ADDITIONAL INFORMATION

    The Company's 1995 Annual Report to Shareholders, which contains financial statements for the year ended December 31, 1995 and other information concerning the operations of the Company, is enclosed with this proxy statement, but is not to be regarded as proxy soliciting materials.

    Upon written request, the Company will provide, without charge to each shareholder of the Company, a copy of the Company's Annual Report on Form 10-K for its prior fiscal year, as filed with the SEC. Address all such requests to: Treasurer, FlightSafety International, Inc., Marine Air Terminal, La
Guardia Airport, Flushing, New York 11371.

                                          By Order of the Board of Directors,

                                          PETER P. MULLEN
                                          Secretary

Flushing, New York
March 22, 1996

                                      12

PAGE 89 OF 90
	Exhibit (23)

	Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Reg. No.
2-67335, Reg. No. 2-79846, Reg. No. 2-92050 and Reg. No. 33-52998) of
FlightSafety International, Inc. of our report dated January 29, 1996, appearing on page 28 of the 1995 Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 28 of this Form 10-K.



PRICE WATERHOUSE LLP


New York, New York
March 29, 1996

PAGE 90 OF 90

