Form 10-Q
period 1996-03-31
FLIGHTSAFETY INTERNATIONAL INC
filed 1996-05-15
CIK 37481

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC  20549

                                       FORM 10-Q

                     Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934
                              For the three months ended

                                   MARCH 31, 1996

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

                               Yes       X             No

                      As of May 1, 1996, the Company had 30,601,657
                        shares of its common stock outstanding.
PAGE 1 OF 11


                           FLIGHTSAFETY INTERNATIONAL, INC.

                                       INDEX






PART I - FINANCIAL INFORMATION                                  Page

Item 1 -  Financial Statements


   Consolidated Balance Sheets at March 31, 1996
         and December 31, 1995                                3 - 4


      Consolidated Statements of Income,
         Three Months Ended March 31, 1996 and 1995             5


      Consolidated Statements of Cash Flows,
         Three Months Ended March 31, 1996 and 1995             6

      Notes to Consolidated Financial Statements
         as of March 31, 1996                                 7 - 8



Item 2 -  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       9


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote
           of Security Holders                                 10

Item 6 - Exhibits and Reports on Form 8-K                      10



SIGNATURES                                                     11


Page 2 of 11

                            FLIGHTSAFETY INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS
                                        ASSETS
                                      (UNAUDITED)


                                                   March 31,     December 31,
                                                     1996            1995
Current assets:
   Cash                                         $   4,847,000    $   6,128,000
   Short-term investments stated at
     cost which approximates market value         180,388,000      194,084,000
   Accounts receivable, less allowance
     for doubtful accounts of $1,549,000
     ($1,481,000 in 1995)                          84,229,000       69,575,000
   Inventory                                        9,221,000        7,640,000
   Prepaid expenses and other current assets        9,995,000       11,482,000

     Total current assets                         288,680,000      288,909,000

   Equipment and facilities, at cost              921,497,000      894,308,000
     Less - accumulated depreciation
     and amortization                            (397,868,000)    (384,491,000)

                                                  523,629,000      509,817,000

Intangible and other assets                        49,298,000       45,709,000

      Total assets                               $861,607,000     $844,435,000

See accompanying notes to consolidated financial statements.







Page 3 of 11

                             FLIGHTSAFETY INTERNATIONAL, INC.
                               CONSOLIDATED BALANCE SHEETS
                           LIABILITIES and SHAREHOLDERS' EQUITY
                                       (UNAUDITED)

                                                   March 31,     December 31,
                                                     1996           1995
Current liabilities:
   Current portion of long-term debt            $    1,634,000   $   1,759,000
   Accounts payable and accrued expenses            40,523,000      47,016,000
   Dividends payable                                 4,287,000       4,311,000
   Income taxes payable                             13,141,000       3,229,000
   Unearned income for contract training            38,164,000      30,265,000

      Total current liabilities                     97,749,000      86,580,000

   Long-term debt                                   37,004,000      38,054,000
   Deferred income taxes                           111,540,000     111,537,000
   Other liabilities                                 5,175,000       5,263,000

      Total liabilities                            251,468,000     241,434,000

Shareholders' equity:

   Common stock - par value $.10
      Authorized - 100,000,000  shares
      Issued and outstanding  - 30,624,245
      shares (30,792,681 in 1995)                    3,062,000       3,079,000
   Capital in excess of par value                   38,010,000      37,092,000
   Retained earnings                               570,723,000     564,549,000

                                                   611,795,000     604,720,000

Less - restricted stock compensation                (1,656,000)     (1,719,000)

Total shareholders' equity                         610,139,000     603,001,000

Total liabilities and shareholders' equity        $861,607,000    $844,435,000




See accompanying notes to consolidated financial statements.


     Page 4 of 11

                             FLIGHTSAFETY INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)

                                                  Three Months Ended March 31,
                                                     1996             1995
Revenues                                          $89,209,000      $77,831,000

Costs and expenses:
   Salaries and wages                              21,580,000       18,786,000
   Depreciation and amortization                   13,166,000       11,961,000
   Operating expenses                              14,093,000        6,840,000
   General and administrative                       7,002,000        7,823,000
   Cost of product sales                            3,835,000        5,326,000

                                                   59,676,000       50,736,000


Income from operations                             29,533,000       27,095,000
Other income (expense):
Interest and other income                           3,475,000        3,114,000
Interest expense                                     (887,000)        (724,000)

Income before income taxes                         32,121,000       29,485,000

Income taxes                                       11,255,000        9,321,000

Net income for the period                         $20,866,000      $20,164,000

Net income per share                              $       .68      $       .64

Average shares outstanding                         30,722,299       31,321,355



See accompanying notes to consolidated financial statements.







     Page 5 of 11

                            FLIGHTSAFETY INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                Three Months Ended March 31,
                                                   1996              1995
Increase (decrease) in cash
Cash flows from operating activities:
Net income                                        $20,866,000      $20,164,000
Items in net income not using cash:
   Depreciation and amortization                   13,166,000       11,961,000
   Provision for losses on
      accounts receivable                              90,000          161,000
   Deferred income taxes                              454,000          711,000
   Increase in cash surrender value of
      corporate-owned life insurance                 (762,000)        (380,000)
   Other, net                                         122,000          153,000
Changes in working capital other than cash:
   (Increase)  in accounts receivable             (14,744,000)      (5,505,000)
   (Increase) decrease in inventory                (1,581,000)       1,690,000
   Decrease in prepaid expenses and other
      current assets                                1,487,000        1,461,000
   (Decrease) in accounts payable and
      accrued expenses                             (6,493,000)         (80,000)
   Increase in income taxes payable                 9,912,000        4,936,000
   Increase in unearned income                      7,899,000        5,480,000

Net cash provided by operating activities          30,416,000       40,752,000

Cash flows from investing activities:
   Capital expenditures                           (27,226,000)     (17,018,000)
   Decrease (increase) in short-term
      investments                                  13,696,000      (20,129,000)
   Corporate-owned life insurance premiums
      and repayment of borrowings                  (3,462,000)
   Other, net                                         696,000          430,000

Net cash (used in) provided by
   investing activities                           (16,296,000)     (36,717,000)

Cash flows from financing activities:
   Repayment of short-term borrowings
      and long-term debt                           (1,175,000)      (1,175,000)
   Repurchase of common stock                     (10,428,000)
   Cash dividends                                  (4,283,000)      (3,759,000)
   Other, net                                         485,000         (231,000)

Net cash used in financing activities             (15,401,000)      (5,165,000)

Net (decrease) in cash                             (1,281,000)      (1,130,000)
Cash at beginning of period                         6,128,000        2,062,000
Cash at end of period                            $  4,847,000     $    932,000


                                 FLIGHTSAFETY INTERNATIONAL, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          March 31, 1996
                                           (UNAUDITED)

1) These financial statements, which should be read in conjunction with the financial statements included in FlightSafety International, Inc.'s Annual Report to Shareholders for 1995, are unaudited but include all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of the results for such interim period. Results for interim periods are not necessarily indicative of results for a full year.

2)      Debt consists of:
                                                March 31,       December 31,
                                                  1996               1995
Industrial development obligations
     and other debt due 1996-2012               $38,638,000      $39,813,000

Less - current portion                           (1,634,000)      (1,759,000)

                                                $37,004,000      $38,054,000



   The Company's industrial development obligations have variable rates between
      3.2 and 5.7 percent.


      The interest capitalized on major equipment acquisitions for the three months ended March 31, 1996 was $390,000 ($614,000 in 1995).

3) The changes in the Company's shareholders' equity account balances in the current period were as follows:


                                      Common        Capital in
                                                    Excess of       Retained
                                                     Par Value      Earnings
Balance at December 31, 1995
                                    $3,079,000      $37,092,000   $564,549,000
Net income for the period                                           20,866,000

Exercise of options pursuant to
  employee stock option plans            2,000          918,000

Repurchase of common stock             (19,000)                    (10,409,000)

Dividends declared                                                  (4,283,000)

Balance at March 31, 1996           $3,062,000      $38,010,000   $570,723,000

   On September 12, 1995 the Company's Board of Directors authorized the repurchase of an additional 4,000,000 shares of the Company's outstanding common stock. The Company is now authorized to repurchase 8,000,000 shares. As of March 31, 1996, 4,123,300 shares had been repurchased and subsequently retired. At its March meeting, the Company's Board of Directors declared a regular quarterly cash dividend of fourteen cents per share on its common stock payable May 7, 1996 to shareholders of record on April 12, 1996.

                                FLIGHTSAFETY INTERNATIONAL, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

In the first three months of 1996, $30.4 million of cash was provided by operations and $13.7 milion was provided by a reduction in short-term investments. Cash was principally used for the purchase of additional equipment and facilities ($27.2 million), repurchase of shares of the Company's common stock ($10.4 million) and payment of dividends ($4.3 million).

Capital expenditures, which are primarily revenue generating assets such as simulators, are expected to exceed $85 million in 1996. The Board of Directors increased the shares authorized for the stock repurchase program to 8,000,000 shares from 4,000,000 shares on September 12, 1995. There were 194,600 shares repurchased under the program in the first quarter of 1996. The Company has
repurchased and retired 4,123,300 shares as of March 31, 1996.   The Company
expects to fund its capital expenditures and stock repurchase program from cash provided by operations, existing cash and short-term investments.

Accounts receivable increased by $14.7 million, or 21 percent, primarily due to an increase in amounts billed in the first quarter of 1996 as compared to the 1995 first quarter and higher amounts due from the U. S. Government related to an increase in a U. S. Air Force contract.


Results of Operations

Revenues for the three month period ending March 31, 1996 increased by $11.4 million, or 15 percent, as compared to 1995. Revenue increases were experienced in all areas of the Company's training operations. Training revenues increased by $13.1 million including approximately $7.0 million from an increase in a U. S. Air Force contract, offset by a reduction in product sales of $1.7 million.

Total expenses for the three months ended March 31, 1996 increased by $8.9 million, or 18 percent. Salaries and wages increased by $2.8 million, or 15 percent, due to personnel additions and annual salary increases. Depreciation and amortization increased by $1.2 million due to additional equipment added since the first quarter of 1995. Operating expenses increased by $7.3 million primarily from costs associated with the increase in the U. S. Air Force contract previously referred to, increases in training supplies and facility costs. These increases were offset by a decrease in general and administrative expenses of $0.8 million primarily due to decreases in professional fees and insurance costs, and a decrease in cost of product sales of $1.5 million related to reduced product sales.

Income tax expenses for the three months ended March 31, 1996 versus 1995 increased by $1.9 million. Income taxes, as a percentage of pre-tax income, increased to 35.0 percent in 1996 as compared to 31.6 percent in 1995. The higher income tax expense and effective income tax rate is due principally to income tax refunds received in the first quarter of 1995 related to prior years and a decrease in tax advantaged income as a percentage of pre-tax income.

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

                                      FLIGHTSAFETY INTERNATIONAL, INC.



Date:   May 15, 1996                      s/ A. L. UELTSCHI
                                                     President

Date:     May 15, 1996                    s/ K. W. MOTSCHWILLER
                                              Vice President/Treasurer