Form 10-Q
period 1996-06-30
FLIGHTSAFETY INTERNATIONAL INC
filed 1996-08-14
CIK 37481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                            For the six months ended

                                  JUNE 30, 1996

                         Commission File Number: 1-6222

                        FLIGHTSAFETY INTERNATIONAL, INC.
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)

             New York                                 11-1671001
 -------------------------------           -----------------------------------
 (State or other jurisdiction of           (I.R.S. employer identification No.)
  incorporation or organization)

Marine Air Terminal, LaGuardia Airport
           Flushing, New York                           11371
- - ---------------------------------------              ----------
(Address of principal executive offices)             (Zip Code)


Company's telephone number, including area code:   718-565-4100

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
- - -------------------                                   ----------------------

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

                             Yes     X           No
                                 ----------          -----------

                 As of July 31, 1996, the Company had 30,431,024
                           shares of its common stock
                                      outstanding.

                        FLIGHTSAFETY INTERNATIONAL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                Page
                                                                              ----
        Item 1 - Financial Statements

           Consolidated Balance Sheets at June 30, 1996

                  and December 31, 1995                                       3 - 4

           Consolidated Statements of Income,

                  Six Months Ended June 30, 1996 and 1995                      5

           Consolidated Statements of Income,

                  Three Months Ended June 30, 1996 and 1995                    6

           Consolidated Statements of Cash Flows,

                  Six Months Ended June 30, 1996 and 1995                      7

           Notes to Consolidated Financial Statements as of June 30, 1996     8 - 9

        Item 2 -  Management's Discussion and Analysis of Financial

                       Condition and Results of Operations                     10

PART II - OTHER INFORMATION

        Item 4 - Submission of Matters to a Vote of Security Holders           11
        Item 6 - Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                     12



                        FLIGHTSAFETY INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   (UNAUDITED)

                                                                           June 30,            December 31,
                                                                             1996                  1995
                                                                             ----                  ----
Current assets:

    Cash                                                                  $   3,586,000          $   6,128,000
    Short-term investments stated at cost which
     approximates market value                                              171,548,000            194,084,000
    Accounts receivable, less allowance for doubtful
     accounts of $1,512,000  ($1,481,000 in 1995)                            79,474,000             69,575,000
    Inventory                                                                 7,634,000              7,640,000
    Prepaid expenses and other current assets                                 7,390,000             11,482,000
                                                                       ----------------      -----------------

     Total current assets                                                   269,632,000            288,909,000
                                                                       ----------------      -----------------

Equipment and facilities, at cost                                           949,026,000            894,308,000
    Less - accumulated depreciation and amortization                       (411,327,000)          (384,491,000)
                                                                       ----------------      -----------------

                                                                            537,699,000            509,817,000
                                                                       ----------------      -----------------

Intangible and other assets                                                  53,612,000             45,709,000
                                                                       ----------------      -----------------

     Total assets                                                          $860,943,000           $844,435,000
                                                                       ================      =================




See accompanying notes to consolidated financial statements.

                        FLIGHTSAFETY INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES and SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                           June 30,           December 31,
                                                                             1996                 1995
                                                                             ----                 ----
Current liabilities:

   Current portion of long-term debt                                     $    1,509,000        $   1,759,000
   Accounts payable and accrued expenses                                     41,041,000           47,016,000
   Dividends payable                                                          4,268,000            4,311,000
   Income taxes payable                                                       2,557,000            3,229,000
   Unearned income for contract training                                     39,222,000           30,265,000
                                                                       ----------------      ---------------

     Total current liabilities                                               88,597,000           86,580,000

Long-term debt                                                               36,904,000           38,054,000
Deferred income taxes                                                       111,543,000          111,537,000
Other liabilities                                                             4,757,000            5,263,000
                                                                       ----------------      ---------------

     Total liabilities                                                      241,801,000          241,434,000
                                                                       ----------------      ---------------

Shareholders' equity:

   Common stock - par value $.10

     Authorized - 100,000,000  shares
     Issued and outstanding  - 30,487,371 shares
          (30,792,681 in 1995)                                                3,049,000            3,079,000
   Capital in excess of par value                                            40,351,000           37,092,000
   Retained earnings                                                        577,331,000          564,549,000
                                                                       ----------------      ---------------

                                                                            620,731,000          604,720,000

   Less - restricted stock compensation                                      (1,589,000)          (1,719,000)
                                                                       ----------------      ---------------

     Total shareholders' equity                                             619,142,000          603,001,000
                                                                       ----------------      ---------------

   Total liabilities and shareholders' equity                              $860,943,000         $844,435,000
                                                                       ================      ===============



See accompanying notes to consolidated financial statements.

                        FLIGHTSAFETY INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                  Six Months Ended June 30,
                                                --------------------------------
                                                    1996              1995*
                                                    ----              -----

Revenues                                        $ 179,901,000     $ 157,225,000

Costs and expenses:

    Salaries and wages                             43,523,000        37,384,000
    Depreciation and amortization                  26,386,000        24,430,000
    Operating expenses                             25,281,000        14,917,000
    General and administrative                     15,774,000        14,867,000
    Cost and expenses of product sales              9,170,000         9,384,000
                                                -------------     -------------

                                                  120,134,000       100,982,000
                                                -------------     -------------

Income from operations                             59,767,000        56,243,000
Other income (expense):
    Interest and other income                       7,196,000         6,559,000
    Interest expense                               (1,511,000)       (1,479,000)
                                                -------------     -------------

Income before income taxes                         65,452,000        61,323,000
Income taxes                                       23,296,000        20,246,000
                                                -------------     -------------
Net income for the period                       $  42,156,000     $  41,077,000
                                                =============     =============
Net income per share                            $        1.38     $        1.31
                                                =============     =============
Average shares outstanding                         30,639,993        31,327,275
                                                =============     =============




See accompanying notes to consolidated financial statements.
*Reclassified to conform to 1996 presentation.

                        FLIGHTSAFETY INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                            Three Months Ended June 30,
                                                                         -------------------------------------
                                                                           1996                     1995*
                                                                           ----                     -----

Revenues                                                                  $90,692,000              $79,394,000

Costs and expenses:

    Salaries and wages                                                     21,943,000               18,598,000
    Depreciation and amortization                                          13,220,000               12,469,000
    Operating expenses                                                     11,112,000                7,820,000
    General and administrative                                              9,024,000                7,264,000
    Cost and expenses of product sales                                      5,083,000                3,890,000
                                                                     ----------------          ---------------

                                                                           60,382,000               50,041,000
                                                                     ----------------          ---------------

Income from operations                                                     30,310,000               29,353,000
Other income (expense):
    Interest and other income                                               3,645,000                3,240,000
    Interest expense                                                         (624,000)                (755,000)
                                                                     ----------------          ---------------

Income before income taxes                                                 33,331,000               31,838,000
Income taxes                                                               12,041,000               10,925,000
                                                                     ----------------          ---------------

Net income for the period                                                 $21,290,000              $20,913,000
                                                                     ================          ===============
Net income per share                                                  $           .70          $           .67
                                                                     ================          ===============
Average shares outstanding                                                 30,557,435               31,333,121
                                                                     ================          ===============






See accompanying notes to consolidated financial statements.
*Reclassified to conform to 1996 presentation.

                        FLIGHTSAFETY INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                                        ---------------------------------------
                                                                              1996                       1995
                                                                              ----                       ----
Increase (decrease) in cash
  Cash flows from operating activities:
  Net income                                                                  $42,156,000           $41,077,000
  Items in net income not using cash:
   Depreciation and amortization                                               26,386,000            24,430,000
   Provision for losses on accounts receivable                                    250,000               251,000
   Deferred income taxes                                                          908,000             1,422,000
   Increase in cash surrender value of corporate-owned life
      insurance                                                                (1,525,000)             (760,000)
   Other, net                                                                     (96,000)              307,000
Changes in working capital other than cash:
   (Increase)  in accounts receivable                                         (10,149,000)           (5,646,000)
   Decrease in inventory                                                            6,000             5,595,000
   Decrease in prepaid expenses and other
      current assets                                                            4,092,000             2,519,000
    (Decrease) increase in accounts payable and accrued expenses               (5,975,000)            2,992,000
   (Decrease) in income taxes payable                                            (672,000)           (4,652,000)
   Increase in unearned income                                                  8,957,000             6,729,000
- - ----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      64,338,000            74,264,000
- - ----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                        (54,773,000)          (41,549,000)
  Decrease (increase) in short-term investments                                22,536,000           (26,278,000)
  Corporate-owned life insurance premiums and
    repayment of borrowings                                                    (3,508,000)
  Other, net                                                                   (2,973,000)            2,505,000
- - ----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (38,718,000)          (65,322,000)
- - ----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of long-term debt                                                  (1,150,000)           (1,400,000)
  Repurchase of common stock                                                  (20,859,000)           (1,183,000)
  Cash dividends                                                               (8,553,000)           (7,523,000)
  Exercise of stock options                                                     3,302,000             2,192,000
  Other, net                                                                     (902,000)             (830,000)
- - ----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                         (28,162,000)           (8,744,000)
- - ----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                                (2,542,000)              198,000
Cash at beginning of period                                                     6,128,000             2,062,000
- - ----------------------------------------------------------------------------------------------------------------
Cash at end of period                                                        $  3,586,000          $  2,260,000
================================================================================================================

                        FLIGHTSAFETY INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

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

2)       Debt consists of:

                                                                           June 30,               December 31,
                                                                             1996                     1995
                                                                             ----                     ----
         Industrial development obligations
              and other debt due 1996-2012                                  $38,413,000              $39,813,000
         Less - current portion                                              (1,509,000)              (1,759,000)
                                                                       ----------------         ----------------
                                                                            $36,904,000              $38,054,000
                                                                       ================         ================

         The Company's industrial development obligations have variable rates between 3.2 and 5.7 percent.

         The interest capitalized on major equipment acquisitions for the six months ended June 30, 1996 was $776,000 ($929,000 in 1995).

3) The changes in the Company's shareholders' equity account balances in the current period were as follows:

                                                                         Capital in
                                                     Common            Excess of Par          Retained
                                                      Stock                Value              Earnings
                                                -----------------    ------------------   ----------------
         Balance at December 31, 1995                  $3,079,000           $37,092,000       $564,549,000
         Net income for the period                                                              42,156,000
         Exercise of options pursuant to
         employee stock option plans                        8,000             3,259,000
         Repurchase of common stock                       (38,000)                             (20,821,000)
         Dividends declared                                                                     (8,553,000)
                                                -----------------    ------------------   ----------------

         Balance at June 30, 1996                      $3,049,000           $40,351,000       $577,331,000
                                                =================    ==================   ================

         On September 12, 1995 the Company's Board of Directors authorized the repurchase of an additional 4,000,000 shares of the Company's outstanding common stock. The Company is now authorized to repurchase 8,000,000 shares. As of June 30, 1996, 4,313,500 shares had been repurchased and subsequently retired. At its June meeting, the Company's Board of Directors declared a regular quarterly cash dividend of fourteen cents per share on its common stock payable August 6, 1996 to shareholders of record on July 15, 1996.

                        FLIGHTSAFETY INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

In the first six months of 1996, $64.3 million of cash was provided by operations and $22.5 million was provided by a reduction in short-term investments. Cash was principally used for the purchase of additional equipment and facilities ($54.8 million), repurchase of shares of the Company's common stock ($20.9 million) and payment of dividends ($8.6 million).

Capital expenditures, which are primarily revenue generating assets such as simulators, are expected to exceed $100 million in 1996. The Board of Directors increased the shares authorized for the stock repurchase program to 8,000,000 shares from 4,000,000 shares on September 12, 1995. There were 384,800 shares repurchased under the program in the first six months of 1996. The Company has repurchased and retired 4,313,500 shares as of June 30, 1996. The Company expects to fund its capital expenditures from cash provided by operations and its stock repurchase program from cash provided by operations, existing cash and short-term investments.

Accounts receivable increased by $9.9 million, or 14 percent, primarily due to an increase in amounts billed in the first six months of 1996 as compared to the 1995 six month period.

Results of Operations

Revenues for the six and three month periods ended June 30, 1996 increased by $22.7 million and by $11.3 million, respectively, an increase of 14 percent for both periods compared to the same periods in 1995. Increases in training revenues for the 1996 periods were experienced in all areas of the Company's training operations. Training revenue increased by $22.3 million, or 15 percent and $9.3 million, or 12 percent, respectively, for the six and three month periods ended June 30, 1996. The six and three month training revenue increases include approximately $11.3 million and $4.3 million, respectively, from an increase in a U. S. Air Force contract. Product sales increased by $0.3 million, or three percent, and $2.0 million, or 44 percent, respectively, for the same six and three month periods ended June 30, 1996.

Total  expenses  for the six  months  ended  June 30,  1996  increased  by $19.2 million, or 19 percent. Salary and wages increased by $6.1 million, or 16 percent, due to personnel additions and salary increases. Depreciation and amortization increased by $2.0 million due to the addition of new simulators since the first six months of 1995. Operating expenses increased by $10.4 million primarily due to increases in subcontractor expenses associated with the increase in the U. S. Air Force contract previously referred to, increases in training supplies and facility costs. General and administrative expenses increased by $0.9 million primarily due to increases in professional fees and overall increases in general and administrative costs. These increases were offset by a decrease in cost and expenses of product sales due to a greater level of activity and cost reductions.

Income taxes for the six and three months ended June 30, 1996 increased by $3.1 million and $1.1 million, respectively, for both periods as compared to the 1995 periods. Income taxes, as a percentage of pre-tax income for the six months ended June 30, 1996 increased to 35.6 percent in 1996 from 33.0 percent for the same period in 1995 and increased to 36.1 percent from 34.3 percent for the three month periods ended June 30, 1996 and 1995, respectively. The higher effective income tax rates were due principally to income tax refunds received in the first six months of 1995 related to prior years and a decrease in tax advantaged income as a percentage of pre-tax income.

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

                                      FLIGHTSAFETY INTERNATIONAL, INC.

Date:   August 9, 1996                s/A. L. UELTSCHI
                                      President


Date:   August 9, 1996                s/K. W. MOTSCHWILLER
                                      Vice President/Treasurer