Form 10-Q
period 1996-09-30
FLIGHTSAFETY INTERNATIONAL INC
filed 1996-11-06
CIK 37481

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
                   For the nine months ended

                       SEPTEMBER 30, 1996

                Commission File Number:  1-6222


            FLIGHTSAFETY INTERNATIONAL, INC.
       (Exact name of registrant as specified in charter)


       New York                                   11-1671001
(State or other jurisdiction  (I.R.S.Employer Identification No.)
 of incorporation or organization)

Marine Air Terminal, LaGuardia Airport
Flushing, New York                                     11371
(Address of principal executive offices)               (Zip Code)

Company's telephone number, including area code:   718-565-4100

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
Title of each class                     on which registered

Common Stock (par value $.10 per share)New York Stock Exchange,  Inc.

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

       As of October 24, 1996, the Company had 30,183,965 shares of its common stock outstanding.

                FLIGHTSAFETY INTERNATIONAL, INC.

                             INDEX

PART I - FINANCIAL INFORMATION
                                                           Page



     Item 1 -  Financial Statements (Unaudited)



          Consolidated Balance Sheets at September 30,
          1996 and December 31, 1995                      3 - 4


           Consolidated Statements of Income,
           Nine Months Ended September 30, 1996 and 1995    5


          Consolidated Statements of Income,
          Three Mos. Ended September 30, 1996 and 1995      6


           Consolidated Statements of Cash Flows,
          Nine Months Ended September 30, 1996 and 1995     7


           Notes to Consolidated Financial Statements     8 - 9
           as of September 30, 1996



    Item 2 Management's Discussion and Analysis of
             Financial Condition and Results of             10
             Operations



PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of            11
     Security Holders

     Item 6 - Exhibits and Reports on Form 8-K              11



SIGNATURES                                                  12

              FLIGHTSAFETY INTERNATIONAL, INC.
                CONSOLIDATED BALANCE SHEETS
                           ASSETS
                        (UNAUDITED)

                                        Sept.30,     Dec. 31,
                                          1996         1995
Current assets:
Cash                                  $  1,715,000  $  6,128,000
Short-term investments, at cost which
approximates market value              159,770,000   194,084,000
Accounts receivable, less allowance
for doubtful accounts of $1,429,000
($1,481,000 in 1995)                    75,573,000    69,575,000
Inventories                              8,926,000     7,640,000
Prepaid expenses and other current
assets                                   6,041,000    11,482,000

Total current assets                   252,025,000   288,909,000

Equipment and facilities, at cost      978,679,000   894,308,000
Less - accumulated depreciation and
amortization                          (424,849,000) (384,491,000)


                                       553,830,000   509,817,000

Intangible and other assets             54,391,000    45,709,000

Total assets                           860,246,000   844,435,000



See accompanying notes to consolidated financial statements.

                FLIGHTSAFETY INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES and SHAREHOLDERS' EQUITY
                           (UNAUDITED)

                                         September   December
                                            30,          31,
                                           1996         1995

Current liabilities:
Current portion of long-term debt      $  1,384,000  $ 1,759,000
Accounts payable and accrued expenses    40,646,000   47,016,000
Dividends payable                         4,829,000    4,311,000
Income taxes payable                      3,438,000    3,229,000
Unearned income for contract training    38,047,000   30,265,000

  Total current liabilities              88,344,000   86,580,000

Long-term debt                           36,894,000   38,054,000
Deferred income taxes                   111,547,000  111,537,000
Other liabilities                         4,431,000    5,263,000

  Total liabilities                     241,216,000  241,434,000

Shareholders' equity:
Common stock - par value $.10 per
share
Authorized - 100,000,000  shares
Issued and outstanding 30,183,683
shares (30,792,681 in 1995)               3,018,000    3,079,000
Capital in excess of par value           40,633,000   37,092,000
   Retained earnings                    577,187,000  564,549,000

                                        620,838,000  604,720,000

Less - restricted stock compensation     (1,808,000)  (1,719,000)

   Total shareholders' equity           619,030,000  603,001,000

 Total liabilities and shareholders'
 equity                                $860,246,000 $844,435,000


See accompanying notes to consolidated financial statements.

                FLIGHTSAFETY INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)


                                  Nine Months Ended Sept. 30

                                      1996            1995*

Revenues                          $266,979,000    $234,688,000


Costs and expenses:
Salaries and wages                  66,544,000      57,368,000
Depreciation and amortization       39,714,000      37,037,000
Operating expenses                  35,398,000      22,437,000
General and administrative          25,235,000      22,694,000
Cost and expenses of product
sales                               13,925,000      12,068,000

                                   180,816,000     151,604,000

Income from operations              86,163,000      83,084,000
Other income (expense):
Interest and other income           10,821,000      10,062,000
Interest expense                    (2,345,000)     (2,210,000)

Income before income taxes          94,639,000      90,936,000
Income taxes                        33,584,000      30,504,000

Net income for the period         $ 61,055,000    $ 60,432,000

Net income per share              $       2.00    $       1.93

Average shares outstanding          30,543,897      31,290,479


See accompanying notes to consolidated financial statements.

*Reclassified to conform to 1996 presentation.

                FLIGHTSAFETY INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                     Three Months Ended
                                     September 30,

                                       1996           1995*

Revenues                           $87,078,000       $77,463,000

Costs and Expenses:
 Salaries and wages                 23,021,000        19,984,000
 Depreciation and amortization      13,328,000        12,607,000
 Operating expenses                 10,117,000         7,520,000
 General and administrative          9,461,000         7,827,000
 Cost and expenses of product
 sales                               4,755,000         2,684,000

                                    60,682,000        50,622,000               0

Income from operations              26,396,000        26,841,000               0
Other income (expense):
 Interest and other income           3,625,000         3,503,000
 Interest expense                     (834,000)         (731,000)

Income before income taxes          29,187,000        29,613,000
Income taxes                        10,288,000        10,258,000

Net income for the period          $18,899,000       $19,355,000

 Net income per share              $      .62        $       .62

 Average shares outstanding         30,353,539        31,218,890



See accompanying notes to consolidated financial statements.

*Reclassified to conform to 1996 presentation.

                   FLIGHTSAFETY INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                            Nine Months Ended
                                            September 30,


                                             1996         1995
Increase (decrease) in cash
 Cash flows from operating activities:
   Net income                             $61,055,000    $60,432,000
   Items in net income not using cash:
   Depreciation and amortization           39,714,000     37,037,000
   Provision for losses on accounts
   receivable                                 415,000        326,000
   Deferred income taxes                    1,363,000      2,611,000
   Increase in cash surrender value of
   corporate-owned life insurance          (2,287,000)    (1,140,000)
   Other, net                                 (51,000)       423,000
Changes in working capital other
   than cash:
   (Increase) in accounts receivable       (6,413,000)      (527,000)
   (Increase) decrease in inventories      (1,286,000)     7,776,000
   (Decrease in prepaid expenses and
   other current assets                     5,441,000      2,607,000
   (Decrease) increase in accounts
   payable and accrued expenses            (6,370,000)     5,738,000
   Increase in dividends payable              518,000        571,000
   Increase (decrease) in income taxes
   payable                                    209,000     (3,650,000)
   Increase in unearned income              7,782,000      4,500,000

Net cash provided by operating
   activities                             100,090,000    116,704,000
Cash flows from investing activities:
   Capital expenditures                   (84,447,000)   (60,091,000)
   Decrease (increase) in short-term
   investments                             34,314,000    (21,599,000)
   Decrease in cash surrender value of
   corporate-owned life insurance           7,437,000
   Corporate-owned life insurance
   premiums paid                           (3,473,000)    (2,703,000)
   Other, net                              (2,282,000)     2,878,000

Net cash used in investing                (48,451,000)   (81,515,000)
    activities

Cash flows from financing activities:
   Repayment of long-term debt             (1,160,000)    (1,409,000)
   Repurchase of common stock             (35,107,000)   (23,728,000)
   Cash dividends                         (13,380,000)   (11,847,000)
   (Decrease) increase in long-term
   borrowings against cash surrender
   value of corporate-owned life
   insurance                               (8,370,000)     2,622,000
   Exercise of stock options                3,318,000      2,501,000
   Reversal of tax benefits from tax
   leases                                  (1,353,000)    (1,269,000)

Net cash used in financing                (56,052,000)   (33,130,000)
   activities
Net (decrease) increase in cash            (4,413,000)     2,059,000
   Cash at beginning of period              6,128,000      2,062,000

Cash at end of period                    $  1,715,000    $ 4,121,000

                          Page 7 of 12

                FLIGHTSAFETY INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996

                          (UNAUDITED)

1) These financial statements, which should be read in conjunction with the financial statements included in FlightSafety International, Inc.'s Annual Report to Shareholders for 1995, are unaudited but include all adjustments of a normal recurring nature that the Company considers necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.


   2)   Debt consists of:              September       December
                                           30,            31,
                                          1996           1995

        Industrial development
        obligations and other           $38,278,000   $39,813,000
        and debt due 1996-2012

        Less - current portion           (1,384,000)   (1,759,000)

                                        $36,894,000   $38,054,000

     The   Company's  industrial  development  obligations   have
     variable interest rates between 2.5 and 5.7 percent.

     The   interest   capitalized   on   major   equipment
     acquisitions  for the nine months ended September  30,  1996 was $1,137,000 ($1,353,000  in 1995).

3) The changes in the Company's shareholders' equity account balances in the current period were as follows:


                                       Capital in
                           Common      Excess of      Retained
                            Stock      Par Value      Earnings

     Balance at
     December 31, 1995    $3,079,000    $37,092,000   $564,549,000

     Net income for the                                 61,055,000
     period

     Exercise of
     options and
     restricted stock
     issued pursuant to        9,000      3,541,000
     employee stock
     plans

     Repurchase of
     common stock            (70,000)                  (35,037,000)

     Dividends declared
     ($.44 per share)                                  (13,380,000)


     Balance at
     September 30, 1996   $3,018,000     $40,633,000  $577,187,000


                              Page 8 of 12

     On September 12, 1995 the Company's Board of Directors authorized the repurchase of an additional 4,000,000 shares of the Company's outstanding common stock. The Company is now authorized to repurchase 8,000,000 shares. As of September 30, 1996, 4,625,800 shares had been repurchased and subsequently retired. At its September meeting, the Company's Board of Directors declared a regular quarterly cash dividend of sixteen cents per share on its common stock payable November 6, 1996 to shareholders of record on October 15, 1996.


                     Page 9 of 12
                FLIGHTSAFETY INTERNATIONAL, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

In the first nine months of 1996, $100.1 million of cash was provided by operations and $34.3 million was provided by a reduction in short-term investments. Cash was principally used for the purchase of additional equipment and facilities ($84.4 million), repurchase of shares of the Company's common stock ($35.1 million) and payment of dividends ($13.4 million).

Capital expenditures, which are primarily revenue generating assets such as simulators, are expected to exceed $105 million in 1996. In September 1995, the Board of Directors increased the shares authorized for the stock repurchase program to 8,000,000 shares from 4,000,000 shares. There were 697,100 shares repurchased under the program in the first nine months of 1996. The Company has repurchased and retired 4,625,800 shares as of September 30, 1996. The Company expects to principally fund its capital expenditures from cash provided by operations.

Accounts receivable increased by $6.0 million, or nine percent, primarily due to an increase in amounts billed in the first nine months of 1996 as compared to the 1995 nine month period.

Results of Operations

Revenues for the nine and three month periods ended September 30, 1996 increased by $32.3 million, or 14 percent, and $9.6 million, or 12 percent, respectively, compared to the same periods in 1995. Increases in training revenues for the 1996 periods were experienced in most areas of the Company's training operations. Training revenue increased by $30.1 million, or 14 percent and $7.8 million, or 11 percent, respectively, for the nine and three month periods ended September 30, 1996. The nine and three month training revenue increases include approximately $12.8 million and $1.5 million, respectively, from an increase in a U. S. Air Force contract. The three month training revenues were adversely affected in part by reduced training at the Company's Atlanta and Savannah learning centers due to their proximity to the Summer Olympics and reduced new hire pilot training. Product sales increased by $2.2 million, or 14 percent, and $1.9 million, or 44 percent, respectively, for the nine and three month periods ended September 30, 1996 over the comparable 1995 periods due to additional equipment being produced for unaffiliated customers.

Total expenses for the nine months ended September 30, 1996 increased by $29.2 million, or 19 percent. Salary and wages increased by $9.2 million, or 16 percent, due to personnel additions and salary increases. Depreciation and amortization increased by $2.7 million, or seven percent, due to the addition of new simulators since the first nine months of 1995. Operating expenses increased by $13.0 million, or 58 percent, primarily due to increases in subcontractor expenses associated with the increase in the U. S. Air Force contract previously referred to, and increases in training supplies and facility costs. General and administrative expenses increased by $2.5 million, or 11 percent, primarily due to increases in professional fees and overall increases in general and administrative costs. Cost and expenses of product sales increased due to additional equipment sales to unaffiliated customers.

Income taxes for the nine months ended September 30, 1996 increased by $3.1 million, as compared to the 1995 period, and was virtually unchanged for the three month comparable periods ended September 30, 1996 and 1995. Income taxes, as a percentage of pre-tax income for the nine months ended September 30, 1996 increased to 35.5 percent in 1996 from 33.5 percent for the same period in 1995, and increased to 35.2 percent from 34.6 percent for the three month periods ended September 30, 1996 and 1995, respectively. The higher effective income tax rates were due principally to income tax refunds received in the first nine months of 1995 related to prior years and a decrease in tax advantaged income as a percentage of pre-tax income.

             PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders.

      None.




Item 6.   Exhibits and Reports on Form 8-K.

      On October 16, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "Commission") reporting that the Company, Berkshire Hathaway Inc. ("Berkshire") and N. Y. Acquisition Sub Inc. had entered into an Agreement and Plan of Merger, dated as of October 14, 1996, pursuant to which Berkshire will acquire the Company, subject to approval by the shareholders of the Company and the satisfaction of certain other customary conditions.

      Exhibit 1 - Agreement and Plan of Merger, dated as of October 14, 1996, among FlightSafety International, Inc., Berkshire Hathaway Inc. and NY Acquisition Sub Inc. (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on October 16, 1996).

      Exhibit 2 - Joint Press Release of FlightSafety International, Inc. and Berkshire Hathaway Inc. issued on October 15, 1996 announcing the execution of the Agreement and Plan of Merger
               (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on October 16, 1996).

      Exhibit 3 - Letter, dated as of October 14, 1996, among Mr. Albert L. Ueltschi, Berkshire Hathaway Inc. and NY Acquisition Sub Inc. (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on October 16,
               1996).

                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIGHTSAFETY INTERNATIONAL, INC.



Date: November 6, 1996                s/A.L. UELTSCHI
                                      President



Date: November 6, 1996                s/K. W. MOTSCHWILLER
                                      Vice President/Treasurer